Form 10QSB
period 1995-06-30
BARRINGER LABORATORIES INC
filed 1995-08-09
CIK 859463

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended                             Commission
           June 30, 1995                             File Number 0-8241
--------------------------------------    --------------------------------------

                         Barringer Laboratories, Inc.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

            Delaware                                    84-0951626
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)
--------------------------------------    --------------------------------------

         15000  West 6th Avenue, Suite 300, Golden, Colorado 80401-5047
--------------------------------------------------------------------------------
                      (Address of principal executive office)

Issuer's telephone number, including area code           (303) 277-1687
                                               ---------------------------------

Note:  Please address financial or S.E.C. compliance queries  to:
Chief  Financial  Officer,  15000 West  6th  Avenue,  Suite  300,
Golden, Colorado 80401-5047.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X       No
                        -------       -------

Number of shares outstanding as of June 30, 1995 - 2,299,254 of Common Stock, $.01 par value.

                         BARRINGER LABORATORIES, INC.

                                     INDEX


Part I   --    Financial Information

         -- Consolidated Balance Sheets as of June 30, 1995 (Unaudited) and December 31, 1994;

         -- Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 1995 and 1994;

         -- Consolidated Statements of Cash Flows (Unaudited) for the Three Months and Six Months Ended June 30, 1995 and 1994;

         --    Notes to Consolidated Financial Statements; and

         -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  --    Other Information

         --    None

Signatures

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                      June 30,      December 31,
                                                        1995            1994
                                                     -----------    ------------
                                                     (Unaudited)
Assets

Current Assets:
  Cash                                               $   47,000      $   39,000
  Trade receivables, less allowance of
    $14,000 and $17,000 for doubtful accounts           991,000         777,000
  Due from affiliate                                     63,000          34,000
  Prepaid expenses and other                             63,000          69,000
                                                    -----------    ------------
    Total Current Assets                              1,164,000         919,000
                                                    -----------    ------------
Property and Equipment:
  Machinery and equipment                             1,554,000       1,455,000
  Machinery and equipment under capital lease
    obligations                                         640,000         895,000
  Leasehold improvements                                638,000         638,000
  Office furniture and equipment                         62,000          62,000
                                                    -----------    ------------
                                                      2,894,000       3,050,000
  Less accumulated depreciation and amortization      2,197,000       2,273,000
                                                    -----------    ------------
  Net Property and Equipment                            697,000         777,000
Note Receivable from Affiliate                          452,000         452,000
Other Assets                                             84,000          93,000
                                                    -----------    ------------
Total Assets                                         $2,397,000      $2,241,000
                                                    -----------    ------------
                                                    -----------    ------------

         See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 (Concluded)

                                                      June 30,      December 31,
                                                        1995            1994
                                                     -----------    ------------
                                                     (Unaudited)

Liabilities and Shareholders' Equity

Current Liabilities:
  Line of credit                                    $   107,000      $    4,000
  Trade accounts payable                                232,000         215,000
  Accrued liabilities:
    Payroll, compensation and related expenses          199,000         184,000
    Other                                               114,000         166,000
  Current maturities of long-term debt                  221,000         230,000
                                                    -----------    ------------
    Total Current Liabilities                           873,000         799,000

Long-Term Debt, less current maturities                  99,000         151,000
                                                    -----------    ------------
    Total Liabilities                                   972,000         950,000
                                                    -----------    ------------
Shareholders' Equity
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized; none issued               --             --
  Common stock, $0.01 par value,
    shares authorized, 10,000,000,
    outstanding 2,299,254                                23,000          23,000
  Additional paid-in capital                          3,278,000       3,278,000
  Deficit                                            (1,864,000)     (1,982,000)
  Translation adjustment                                (12,000)        (28,000)
                                                    -----------    ------------
    Total Shareholders' Equity                        1,425,000       1,291,000
                                                    -----------    ------------
Total Liabilities and Shareholders' Equity           $2,397,000      $2,241,000
                                                    -----------    ------------
                                                    -----------    ------------

         See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         IN THOUSANDS EXCEPT SHARE DATA
                                  (UNAUDITED)

                                            Three Months          Six Months
                                           ---------------     ----------------
                                            Ended June 30,       Ended June 30,
                                           ---------------     ----------------
                                            1995      1994      1995      1994
                                           ------    ------    ------    ------
Sales of Services
  United States                            $1,491    $1,278    $2,869    $2,830
  Mexico                                      156       --        220       --
                                           ------    ------    ------    ------
Total Sales of Services                    $1,647    $1,278    $3,089    $2,830

Cost of Services Sold                       1,141     1,114     2,222     2,271
                                           ------    ------    ------    ------
  Gross Profit                                506       164       867       559
                                           ------    ------    ------    ------
  Selling, general and administrative         339       321       689       663
                                           ------    ------    ------    ------
  Operating Profit (Loss)                     167      (157)      178      (104)

Other Income (Expense):
  Recovery of Contingency Reserve             --         76       --         76
  Interest income                              20        15        34        29
  Interest expense                            (24)      (28)      (45)      (50)
  Non-recurring charge                        (20)      --        (20)      --
  Translation loss                            (16)      --        (16)      --
  Other                                       (12)       18       (13)        9
                                           ------    ------    ------    ------
  Total Other Income (Expense)                (52)       81       (60)       64
                                           ------    ------    ------    ------
Income (Loss) before Income Taxes             115       (76)      118       (40)

Provision for Income Taxes                    --        --         --       --
                                           ------    ------    ------    ------
Net Income (Loss) for the period            $ 115    $  (76)   $  118    $  (40)
                                           ------    ------    ------    ------
                                           ------    ------    ------    ------

         See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         IN THOUSANDS EXCEPT SHARE DATA
                                  (UNAUDITED)
                                  (Continued)

                                          Three Months          Six Months
                                     --------------------  --------------------
                                         Ended June 30,       Ended June 30,
                                     --------------------  --------------------
                                       1995       1994       1995       1994
                                     ---------  ---------  ---------  ---------
Per Share Data:

Net Income (Loss) per share             $  .05     $ (.04)    $  .05     $ (.02)
                                     ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------
Weighted average common shares
  outstanding                        2,299,254  2,236,717  2,299,254  2,239,750
                                     ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------

         See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                         IN THOUSANDS EXCEPT SHARE DATA
                                  (UNAUDITED)

                                            Three Months          Six Months
                                           ---------------     ----------------
                                            Ended June 30,       Ended June 30,
                                           ---------------     ----------------
                                            1995      1994      1995      1994
                                           ------    ------    ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period           $  115    $  (76)   $  118    $  (40)
Items not affecting cash Depreciation
  and amortization                            139       147       275       272
  Bad debt expense                              2         6         4         6
  Other                                        29        (8)        6       (21)
  Decrease (increase) in operating assets
    net of operating liabilities             (175)       88      (259)      --
                                           ------    ------    ------    ------
Cash Provided by Operating Activities         110       154       154       217
                                           ------    ------    ------    ------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment            (32)     (145)      (78)     (150)
Payments received on note receivable
  from affiliate                               --       136        --       136
  Cash used in Investing Activities           (32)       (9)      (78)      (14)
                                           ------    ------    ------    ------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in long-term debt                     --        21        --        21
Reduction in long-term debt                   (91)      (52)     (171)     (131)
Increase in short term borrowings              28        --       103        15
                                           ------    ------    ------    ------
  Cash used in Financing Activities           (63)      (36)      (68)     (100)
                                           ------    ------    ------    ------
Increase in cash                               15       109         8       103

Cash-beginning of period                       32        29        39        35
                                           ------    ------    ------    ------

Cash-end of period                         $   47    $  138     $  47     $ 138
                                           ------    ------    ------    ------
                                           ------    ------    ------    ------

         See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        IN THOUSANDS EXCEPT SHARE DATA
                         INCREASE (DECREASE) IN CASH
                                  (UNAUDITED)
                                  (Continued)

                                            Three Months          Six Months
                                           ---------------     ----------------
                                            Ended June 30,       Ended June 30,
                                           ---------------     ----------------
                                            1995      1994      1995      1994
                                           ------    ------    ------    ------
Decrease (increase) in operating
  assets net of operating liabilities

   Trade receivables                        $(110)    $ 226     $(218)    $  60
   Due from affiliate                         (10)      --        (29)      --
   Other current assets                       (13)        2         6        29
   Accounts payable and accrued
    liabilities                               (34)     (140)      (20)      (88)
   Other                                       (8)      --          2     $  (1)
                                           ------    ------    ------    ------
Total - net                                 $(175)    $  88     $(259)    $ --
                                           ------    ------    ------    ------
                                           ------    ------    ------    ------
Cash paid during the period for
   interest                                 $  24     $  27     $  45     $  50
                                           ------    ------    ------    ------
                                           ------    ------    ------    ------
Cash paid during the period for
   income taxes                             $ --      $ --      $ --      $ --
                                           ------    ------    ------    ------
                                           ------    ------    ------    ------

         See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its wholly owned subsidiary, Barringer Laboratorios de Mexico S.A. de C.V. (BLM) as of June 30, 1995 and the results of their operations and their cash flows for the three months and the six months ended June 30, 1995 and 1994. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1994 audited financial statements of Barringer Laboratories, Inc. and Subsidiary included in their Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The Form 10-KSB should be read in conjunction herewith.

2.  NOTE RECEIVABLE FROM AFFILIATE

    On April 7, 1995 the Company agreed to an additional extension of Barringer Technologies Inc.'s ("BTI") note due date to December 31, 1995 or the date upon which BTI sells or otherwise disposes of any or all of its investment in the common stock of the Company (1,074,000 common shares held as security under this note agreement). In exchange for the Company's agreement to extend the due date of this note, the Company will receive warrants to purchase 25,000 shares of common stock of BTI for a period of two years at an exercise price of $1.00 per share.

    BTI is currently seeking to sell its investment in the Company. If the investment is sold the proceeds would be used to pay down the note receivable. Absent a sale of its investment in the common stock of the Company, the ability of BTI to pay its obligation to the Company within the next year is doubtful. As a result, this note has been classified as non-current in the accompanying consolidated balance sheet.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  SEASONALITY

    The business of the Company has been seasonal as a result of cold weather restricting the availability of samples to the laboratories in the cold winter months. Therefore, the results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AND 1994

Sales of Services for the three months ended June 30, 1995 of $1,647,000 represents an increase of $369,000 (28.9%) from the same period in 1994. The Environmental Division experienced an increase of $510,000 (88.1%) due to volume increases of $295,000 from existing customers requesting radiochemical analyses and an existing customer's special project, which generated sales of $99,000 for the three months ended June 30, 1995. Additional increases were due to another customer's large project, which generated $56,000 in the three months ended June 30, 1995 and volume increases of $60,000 from other existing customers. Environmental Division July, 1995 sales were substantially ahead of July, 1994 sales and Management believes sales for the rest of the year will continue to be ahead of 1994 sales levels. The Mineral Division, which includes Mexico, experienced a decrease of $141,000 (70.2%) due to customer volume decreases caused by severe wet weather in the Sierra Mountains of California and Nevada in April and May, 1995. Additionally, there were 1995 volume decreases related to non-recurring 1994 sales of $105,000 from two special one time projects. These decreases were offset by sales in Mexico of $156,000 for the three months ended June 30, 1995 compared to no sales in Mexico for the same period in 1994. Mineral Division sales continue to increase, but are still below 1994 sale levels.

Gross profit as a percentage of sales for the three months ended June 30, 1995 was 30.7% as compared to 12.8% for the same period in 1994. This increase was primarily due to higher Environmental Division sales, production efficiencies in the Environmental Division resulting from higher sales, and fixed costs allocated over a larger sales base.

Selling, general, and administration expenses for the three months ended June 30, 1995 of $339,000 increased by $18,000 (5.6%) from the same period in 1994 primarily due to higher general and administrative expenses (travel, director fees, and professional fees).

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 1995 AND 1994 (CONTINUED)

Other expenses for the three months ended June 30, 1995 were $52,000 compared to other income of $81,000 for the same period in 1994. This increase in other expenses of $133,000 was due to income of $76,000 from the net recovery of a contingency reserve in the three months ended June 30, 1994, and 1995 expenses consisting of a non-recurring charge of $20,000, and a translation loss of $16,000 from the Company's Mexican subsidiary. The non-recurring charge of $20,000 is the Company's estimated cost to dispose of six 50-gallon barrels of hazardous waste, which the Company had previously paid for disposal. However, the vendor went out of business before disposing of the barrels. As such under current environmental laws and regulations, the Company is still responsible for the proper disposal of this waste. The recovery of the contingency reserve in the three months ended June, 1994 was related to the warranties, representations, and guarantees made by the Company in the 1992 sale of its Canadian subsidiary. These warranties, representations, and guarantees expired on May 31, 1994.

For the three months ended June 30, 1995 the Company had income before income taxes of $115,000 compared to a loss before income taxes of $76,000 for the same period in 1994. This increase of $191,000 was primarily due to higher Environmental sales, production efficiencies in the Environmental Division, and fixed costs allocated over a larger sales base, offset by higher general and administrative expenses, the non-recurring charge of $20,000, translation losses of $16,000, and the recovery of the contingency reserve of $76,000 in the three months ended June 30, 1994.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1995 AND 1994

Sales of Services for the six months ended June 30, 1995 of $3,089,000 represents an increase of $259,000 (9.2%) from the same period in 1994. The Environmental Division experienced an increase of $603,000 (40.8%) due to volume increases of $251,000 from existing customers requesting radiochemical analysis and an existing customer's large project, which generated sales of $254,000 for the six months ended June 30, 1995. Additionally, there was another customer's special project, which generated $102,000 for the six months ended June 30, 1995. Environmental Division July, 1995 sales were substantially ahead of July, 1994 sales and Management believes sales for the rest of the year will continue to be ahead of 1994 sale levels. The Mineral Division, which includes Mexico, experienced a decrease of $344,000 (25.5%) due to customer volume decreases in the first five months of 1995 caused by severe wet weather in the Sierra Mountains of California and Nevada. Additionally, there were 1995 volume decreases related to non-recurring 1994 sales of $193,000 from two special one time projects. These decreases were offset by sales in Mexico of $220,000 for the six months ended June 30, 1995 compared to no sales in Mexico for the same period in 1994.

Gross profit as a percentage of sales for the six months ended June 30, 1995 was 28.1% as compared to 19.8% for the same period in 1994. This increase was primarily due to higher Environmental Division sales, production efficiencies in the Environmental Division resulting from higher sales, and fixed costs allocated over a larger sales base.

Selling, general and administrative expenses for the six months ended June 30, 1995 of $689,000 increased by $26,000 (3.9%) from the same period in 1994 primarily due to higher general and administrative expenses (travel, directors fees, professional fees).

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1995 AND 1994 (CONTINUED)

Other expenses for the six months ended June 30, 1995 were $60,000 compared to other income of $64,000 for the same period in 1994. This increase in other expenses of $124,000 was due to income of $76,000 from the net recovery of a contingency reserve in the six months ended June 30, 1994 and 1995 expenses consisting of a non-recurring charge of $20,000, and a translation loss of $16,000 from the Company's Mexican subsidiary. The non-recurring charge is the Company's estimated cost to dispose of six 50-gallon barrels of hazardous waste, which the Company had previously paid for disposal. However, the vendor went out of business. As such under current environmental laws and regulations, the Company is still responsible for the proper disposal of this waste. The recovery of the contingency reserve in the three months ended June, 1994 was related to the warranties, representations, and guarantees made by the Company in the 1992 sale of its Canadian subsidiary. These warranties, representations, and guarantees expired on May 31, 1994.

For the six months ended June 30, 1995, the Company had income before income taxes of $118,000 compared to a loss of $40,000 for the same period in 1994. This income of $158,000 was primarily due to higher Environmental sales, production efficiencies in the Environmental Division and fixed costs allocated over a larger sales base. These increases were offset by higher general and administrative expenses, the non-recurring charge of $20,000, translation losses of $16,000 and the recovery of the contingency reserve of $76,000 in the six months ended June 30, 1995.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                      MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash totaled $47,000 at June 30, 1995, compared with $39,000 at December 31, 1994. The $8,000 increase in cash resulted from cash provided by operating activities of $154,000 which was offset by cash used in investing activities of $78,000 and net cash used in financing activities of $68,000 primarily for the reduction of long-term debt.

Cash used for investing activities was for the purchase of property and equipment consisting of $78,000 of lab equipment.

The Company has a working line of credit from a lending institution. This line of credit is equal to 80% of the Company's eligible accounts receivable. This line of credit is used to fund the Company's current working capital requirements and has also been used to guarantee a $150,000 letter of credit required by the Colorado Department of Health to increase the level of the Company's Radiochemistry License. This increase in the license gives the Company the ability to grow the radiochemistry analytical business. Management believes that the existing line of credit agreement is adequate to meet the Company's working capital requirements for the next 12 months.

INFLATION

Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY

PART II

OTHER INFORMATION

None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BARRINGER LABORATORIES, INC.
                                      -------------------------------
                                               (REGISTRANT)

Date:       August 8, 1995            By:  /s/ Charles E. Ramsay
     ----------------------------        ----------------------------
                                            Charles E. Ramsay
                                            Chief Financial Officer