Form 10QSB
period 1995-09-30
BARRINGER LABORATORIES INC
filed 1995-11-13
CIK 859463

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


             QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                     Commission
September 30, 1995                                        File Number 0-8241
---------------------                                     --------------------


                        Barringer Laboratories, Inc.
------------------------------------------------------------------------------
               (Name of small business issuer in its charter)

           Delaware                                       84-0951626
-------------------------------                 ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

       15000  West 6th Avenue, Suite 300, Golden, Colorado 80401-5047
------------------------------------------------------------------------------
                 (Address of principal executive office)

Issuer's telephone number, including area code    (303) 277-1687
                                               -------------------------------

Note: Please address financial or S.E.C. compliance queries to: Chief Financial Officer, 15000 West 6th Avenue, Suite 300, Golden, Colorado 80401-5047.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X       No
                          ---         ---

Number of shares outstanding as of September 30, 1995 - 2,299,254 of
                                                        ---------
Common Stock, $.01 par value.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY



                                    INDEX

Part I    -    Financial Information

          -    Consolidated Balance Sheets as of September 30, 1995
               (Unaudited) and December 31, 1994;

          - Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30,
               1995 and 1994;

          - Consolidated Statements of Cash Flows (Unaudited) for the Three Months and Nine Months Ended September 30,
               1995 and 1994;

          -    Notes to Consolidated Financial Statements; and

          -    Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Part II   -    Other Information

          -    None


Signatures


                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                       September 30,     December 31,
                                            1995             1994
                                       -------------     ------------
                                        (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents             $  333,000      $   39,000
  Trade receivables, less
    allowance of $17,000 for
    doubtful accounts                      896,000         777,000
  Due from affiliate                        40,000          34,000
  Prepaid expenses and other                21,000          69,000
                                        ----------      ----------
    Total Current Assets                 1,290,000         919,000
                                        ----------      ----------

Property and Equipment:
  Machinery and equipment                1,640,000       1,455,000
  Machinery and equipment under
    capital lease obligations              640,000         895,000
  Leasehold improvements                   638,000         638,000
  Office furniture and equipment            62,000          62,000
                                        ----------      ----------
                                         2,980,000       3,050,000

  Less accumulated depreciation and
    amortization                         2,336,000       2,273,000
                                        ----------      ----------
  Net Property and Equipment               644,000         777,000

Note Receivable from Affiliate             452,000         452,000

Other Assets                                65,000          93,000
                                        ----------      ----------

Total Assets                            $2,451,000      $2,241,000
                                        ==========      ==========



See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                              (Concluded)

                                       September 30,   December 31,
                                           1995           1994
                                       -------------   ------------
                                        (Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:
  Line of credit                       $      -       $     4,000
  Trade accounts payable                   146,000        215,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                     203,000        184,000
    Other                                  138,000        166,000
  Current maturities of long-term debt     176,000        230,000
                                       -----------    -----------
    Total Current Liabilities              663,000        799,000

Long-Term Debt, less current maturities     65,000        151,000
                                       -----------    -----------
    Total Liabilities                      728,000        950,000
                                       -----------    -----------

Shareholders' Equity
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                               -              -
  Common stock, $0.01 par value,
    shares authorized, 10,000,000,
    outstanding 2,299,254                   23,000         23,000
  Additional paid-in capital             3,278,000      3,278,000
  Deficit                               (1,569,000)    (1,982,000)
  Translation adjustment                    (9,000)       (28,000)
                                       -----------    -----------
    Total Shareholders' Equity           1,723,000      1,291,000
                                       -----------    -----------
Total Liabilities and Shareholders'
  Equity                               $ 2,451,000    $ 2,241,000
                                       ===========    ===========


See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        IN THOUSANDS EXCEPT SHARE DATA
                                 (UNAUDITED)

                             Three Months         Nine Months
                              Ended 9/30           Ended 9/30
                           ----------------     ----------------
                            1995      1994       1995      1994
                           ------    ------     ------    ------

Sales of Services
  United States            $1,763    $1,545     $4,632    $4,375
  Mexico                      104        15        324        15
                           ------    ------     ------    ------
Total Sales of Services     1,867     1,560      4,956     4,390

Cost of Services Sold       1,216     1,159      3,438     3,430
                           ------    ------     ------    ------
  Gross Profit                651       401      1,518       960
                           ------    ------     ------    ------
  Selling, general and
    administrative            336       335      1,025       998
                           ------    ------     ------    ------
  Operating Profit (Loss)     315        66        493       (38)
Other Income (Expense):
  Recovery of Contingency
    Reserve                    -         -          -         76
  Interest income              19        14         53        43
  Interest expense            (22)      (23)       (67)      (73)
  Strategic alliance          (18)       -         (30)       -
  Non-recurring charge         -         -         (20)       -
  Translation loss             (3)       -         (19)       -
  Other                         4       (14)         3        (5)
                           ------    ------     ------    ------
  Total Other Income
    (Expense)                 (20)      (23)       (80)       41
                           ------    ------     ------    ------
Income before Income
  Taxes                       295        43        413         3
Provision for Income Taxes     -         -          -         -
                           ------    ------     ------    ------
Net Income for the
  period                   $  295    $   43     $  413    $    3
                           ======    ======     ======    ======


See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS EXCEPT SHARE DATA
                                (UNAUDITED)
                                (Continued)

                               Three Months              Nine Months
                                Ended 9/30                Ended 9/30
                          ----------------------    ----------------------
                             1995         1994         1995         1994
                          ---------    ---------    ---------    ---------
Per Share Data:


Net Income
  per share                  $  .13       $  .02       $  .18      $  -
                             ======       ======       ======      =======

Weighted average common
  shares outstanding      2,299,254    2,198,919    2,299,254    2,225,990
                          =========    =========    =========    =========



See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                       IN THOUSANDS EXCEPT SHARE DATA
                                  (UNAUDITED)

                                  Three Months       Nine Months
                                    Ended 9/30        Ended 9/30
                                  ------------      -------------
                                  1995     1994     1995     1994
                                  ------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income for the period         $ 295   $  43     $ 413   $   3
Items not affecting cash
  Depreciation and amortization     145     146       420     418
  Deferred compensation expense      -       13        -       13
  Bad debt expense                    4       3         8       9
  Other                               3     (20)       19      (5)
  Decrease (increase) in
    operating assets net of
    operating liabilities           111    (227)     (148)   (227)
                                  -----   ------    ------  -----
  Cash provided by (used in)
    Operating Activities            558     (42)      712     211
                                  -----   ------    ------  -----

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and
  equipment                         (86)    (49)     (164)   (199)
Payments received on note
  receivable from affiliate          -       -         -      136
                                  -----   ------    ------  -----
  Cash used in Investing
    Activities                      (86)    (49)     (164)    (63)
                                  -----   ------    ------  -----

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in long-term debt           -       -         -       21
Reduction in long-term debt         (79)    (78)     (250)   (245)
Increase (decrease) in short
  term borrowings                  (107)    101        (4)    111
                                  -----   ------    ------  -----
  Cash provided by (used in)
    Financing Activities           (186)     23      (254)   (113)
                                  -----   ------    ------  -----

Increase (decrease) in cash
  and cash equivalents              286     (68)      294      35
Cash and cash equivalents-
  beginning of period                47     138        39      35
                                  -----   ------    ------  -----
Cash and cash equivalents-
  end of period                   $ 333   $  70     $ 333   $  70
                                  =====   ======    ======  =====

See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       IN THOUSANDS EXCEPT SHARE DATA
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)
                                  (Continued)


                                  Three Months       Nine Months
                                    Ended 9/30        Ended 9/30
                                  ------------      -------------
                                  1995     1994     1995     1994
                                  ------------      -------------

Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables               $  91   $(178)    $(127)  $(118)
  Other current assets               42     (62)       48     (33)
  Due from affiliate                 23       -        (6)      -
  Accounts payable and
    accrued liabilities             (58)      6       (78)    (82)
  Other                              13       7        15       6
                                  -----   ------    ------  -----
Total - net                       $ 111   $(227)    $(148)  $(227)
                                  =====   ======    ======  =====

Cash paid during the
  period for interest             $  22   $  23     $  67   $  73
                                  =====   ======    ======  =====
Cash paid during the
  period for income taxes         $  -    $  -      $  -    $  -
                                  =====   ======    ======  =====

See accompanying notes to consolidated financial statements.

               BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its wholly owned subsidiary, Barringer Laboratorios de Mexico S.A. de C.V.
     (BLM) as of September 30, 1995 and the results of their operations and their cash flows for the three months and the nine months ended September 30, 1995 and 1994. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1994 audited financial statements of Barringer Laboratories, Inc. and Subsidiary included in their Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The Form 10-KSB should be read in conjunction herewith.


2.   NOTE RECEIVABLE FROM AFFILIATE

     On April 7, 1995 the Company agreed to an additional extension of Barringer Technologies Inc.'s ("BTI") note due date to December 31, 1995 or the date upon which BTI sells or other-ise disposes of any or all of its investment in the common stock of the Company (1,074,000 common shares held as security under this note agreement). In exchange for the Company's agreement to extend the due date of this note, the Company will receive warrants to purchase 25,000 shares of common stock of BTI for a period of two years at an exercise price of $1.00 per share.

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

          BARRINGER LABORATORIES, INC. AND SUBSIDIARY
               MANAGEMENT DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Sales of Services for the three months ended September 30, 1995 of $1,867,000 represents an increase of $307,000 (19.7%) from the same period in 1994. The Environmental Division experienced an increase of $523,000 (69.6%) due to volume increases of $157,000 from existing customers requesting radiochemical analyses and an existing customer's special project, which generated sales of $138,000 for the three months ended September 30, 1995. Additional increases were due to volume increases of $149,000 from other existing customers, and new customer's sales of $79,000 in the three months ended September 30, 1995. Environmental Division October, 1995 sales were substantially ahead of October, 1994 sales and Management believes sales for the rest of the year will equal 1994 sales levels. The Mineral Division, which includes Mexico, experienced a decrease of
$216,000 (19.7%) due to customer's cancellation of drilling projects as a result of the severe wet weather in the Sierra Mountains of California and Nevada in April and May, 1995. Additionally, there were 1995 volume decreases related to non-recurring 1994 sales of $90,000 from two special one time projects. These decreases were offset by sales increase in Mexico of $89,000 due to the addition of new customers in Mexico. Mineral Division sales should continue to increase for the rest of the year, but will still be below 1994 sales levels.

Gross profit as a percentage of sales for the three months ended September 30, 1995 was 34.9% as compared to 25.7% for the same period in 1994. This increase was primarily due to higher Environmental Division sales, production efficiencies in the Environmental Division resulting from higher sales, and fixed costs allocated over a larger sales base.

Selling, general, and administration expenses for the three months ended September 30, 1995 of $336,000 were at approximately the same level as those from the 1994 period.

          BARRINGER LABORATORIES, INC. AND SUBSIDIARY
               MANAGEMENT DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (CONTINUED)

Other expenses for the three months ended September 30, 1995 were $20,000 compared to $23,000 for the same period in 1994. This decrease in other expenses of $3,000 was due to higher interest income and higher other income, which increased $18,000 from 1994, offset by strategic alliance expense of $18,000 and translation loss of $3,000. Other income of $3,000 was higher than 1994 other expenses of $14,000 which reflected compensation expense of $13,000 related to short term borrowings from a related party. Strategic alliance expense is related to professional fees paid to an independent investment banking firm to evaluate the Company and to identify potential funding sources to obtain additional debt or equity financing.

For the three months ended September 30, 1995 the Company had income before income taxes of $295,000 compared to income before income taxes of $43,000 for the same period in 1994. This increase of $252,000 was primarily due to higher Environmental sales, production efficiencies in the Environmental Division, fixed costs allocated over a larger sales base, and higher interest income, offset by strategic alliance expense of $18,000 and translation loss of $3,000.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Sales of Services for the nine months ended September 30, 1995 of $4,956,000 represents an increase of $566,000 (12.9%) from the same period in 1994. The Environmental Division experienced an increase of $1,126,000 (50.4%) due to volume increases of $408,000 from existing customers requesting radiochemical analyses, an existing customer's large project, which generated sales of $254,000, additional volume increases of $31,000 from other existing customers and new customer's sales of $193,000. Additionally, there was another customer special project which generated sales of $240,000 in the nine months ended September 30, 1995. Environmental Division October, 1995 sales were ahead of October, 1994 sales and Management believes sales for the rest of the year will equal 1994 sale levels. The Mineral Division, which includes Mexico, experienced a decrease of $560,000 (25.9%) due to customer volume decreases in the first five months of 1995 related to the cancellation of drilling projects caused by severe wet weather in the Sierra Mountains of California and Nevada.

          BARRINGER LABORATORIES, INC. AND SUBSIDIARY
               MANAGEMENT DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (CONTINUED)

Additionally, there were 1995 volume decreases related to non-recurring 1994 sales of $283,000 from two special one time projects. These decreases were offset by sales in Mexico of $324,000 for the nine months ended September 30, 1995 compared to sales of $15,000 in Mexico for the same period in 1994.

Gross profit as a percentage of sales for the nine months ended September 30, 1995 was 30.6% as compared to 21.9% for the same period in 1994. This increase was primarily due to higher Environmental Division sales, production efficiencies in the Environmental Division resulting from higher sales, and fixed costs allocated over a larger sales base.

Selling, general and administrative expenses for the nine months ended September 30, 1995 of $1,025,000 increased by $27,000 (2.7%) from the same period in 1994 primarily due to higher general and administrative expenses (travel, directors fees, professional fees).

Other expenses for the nine months ended September 30, 1995 were $80,000 compared to other income of $41,000 for the same period in 1994. This increase in other expenses of $121,000 was due to income of $76,000 from the net recovery of a contingency reserve in the nine months ended September 30, 1994, 1995 expenses consisting of a non-recurring charge of $20,000, strategic alliance expense of $30,000, and translation loss of $19,000 from the Company's Mexican subsidiary, offset by higher interest income and other income. The non-recurring charge is the Company's estimated cost to dispose of six 50-gallon barrels of hazardous waste, which the Company had previously paid for disposal. However, the vendor went out of business. As such under current environmental laws and regulations, the Company is still responsible for the proper disposal of this waste. Strategic alliance expense is related to professional fees paid to an independent investment banking firm to evaluate the Company and to identify potential funding sources to obtain additional debt or equity financing. The recovery of the contingency reserve in the three months ended September, 1994 was related to the warranties, representations, and guarantees made by the Company in the 1992 sale of its Canadian subsidiary. These warranties, representations, and guarantees expired on May 31, 1994.

          BARRINGER LABORATORIES, INC. AND SUBSIDIARY
               MANAGEMENT DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (CONTINUED)

For the nine months ended September 30, 1995, the Company had income before income taxes of $413,000 compared to income before income taxes of $3,000 for the same period in 1994. This increase in income of $410,000 was primarily due to higher Environmental sales, production efficiencies in the Environmental Division, and fixed costs allocated over a larger sales base. These increases were offset by higher general and administrative expenses, the non-recurring charge of $20,000, strategic alliance expense of $30,000, translation losses of $19,000, and the recovery of the contingency reserve of $76,000, which incurred in 1994.

          BARRINGER LABORATORIES, INC. AND SUBSIDIARY
               MANAGEMENT DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents totaled $333,000 at September 30, 1995, compared with $39,000 at December 31, 1994. The $294,000 increase in cash and cash equivalents resulted from cash provided by operating activities of $712,000 which was offset by cash used in investing activities of $164,000 and net cash used in financing activities of $254,000 primarily for the reduction of long-term debt.

Cash used for investing activities was for the purchase of property and equipment consisting of $70,000 of lab equipment, $60,000 of vehicles, and $34,000 of computer hardware and software to upgrade the Laboratory Information Management System
(LIMS).

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





                  BARRINGER LABORATORIES, INC.
                  ----------------------------
                          (REGISTRANT)





Date:    November 9, 1995     By: /s/ Charles E. Ramsay
      -------------------         -----------------------------
                                  Charles E. Ramsay
                                  Chief Financial Officer