Form 10KSB
period 1995-12-31
BARRINGER LABORATORIES INC
filed 1996-03-27
CIK 859463

                                   FORM 10-KSB

     [X] ANNUAL REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1995
                                       OR
     [ ] TRANSITION REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _____________ to _____________
                           Commission File Number 0-8241

                           BARRINGER LABORATORIES, INC.
                   (Name of small business issuer in its charter)

          DELAWARE                                           84-0951626
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

15000 WEST 6TH AVENUE, SUITE 300, GOLDEN, COLORADO           80401-5047
     (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code   (303) 277-1687

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                              (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    X       No
                                                    ----------    ----------

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The issuer's net sales for its most recent fiscal year ended December 31, 1995 were $6,758,000.

Number of shares outstanding as of March 14, 1996, of Common Stock, $.01 par value - 1,652,016.

The aggregate market value of voting stock held by nonaffiliates of the registrant is $1,751,137 as of March 14, 1996.

DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for 1996 Annual Meeting of Shareholders of Barringer Laboratories, Inc.




                                     PART I



ITEM 1.  DESCRIPTION OF BUSINESS

         (a)  GENERAL

Barringer Laboratories, Inc., (the "Company") is an analytical services company, principally engaged in analytical testing for the environmental and mineral exploration industries (the "Laboratory Business"). The Company was incorporated under the laws of the State of Delaware on December 1, 1988. As of October 20, 1993, the Company incorporated a wholly owned Mexican subsidiary, Barringer Laboratorios de Mexico S.A. de C.V. ("BLM"). The Company's principal office is located at 15000 West 6th Avenue, Suite 300, Golden, Colorado 80401 (telephone (303) 277-1687). The Company also maintains a laboratory facility in Reno, Nevada, and minerals sample preparation facilities in Helena, Montana, and Hermosillo, Sonora, Mexico.

The Company was organized in December, 1988 by Barringer Technologies Inc. ("BTI"), which currently owns approximately 26.2% of the Company's issued and outstanding voting securities.

In 1994 the Company's sales increased 7.8% from 1993 levels. The Environmental Division 1994 sales increased by 5.3% from 1993 due to significant sales volume increases in the Inorganic and Organic labs, partially offset by lower Radiochemistry laboratory sales. Mineral Division 1994 sales increased 10.9% from 1993 due to volume increases from two special projects from existing clients and new sales from Mexico. These increases in sales, along with production efficiencies in the Inorganic and Organic labs, were sufficient for the Company to generate net income of $68,000 before income of $76,000 from the recovery of the contingency reserve, related to the 1992 sale of the Company's Canadian subsidiary.

During 1995 the Company experienced a $817,000 (13.8%) increase in sales from 1994. The Environmental Division 1995 sales increased $1,322,000 (41.3%) from 1994 due to significant sales volume increases in all labs. This sales volume increase was primarily the result of a large major project from an existing customer, a major project from a new customer, and volume increases from existing customers. Mineral Division 1995 sales decreased $505,000 (18.5%) from 1994 due to lower U.S. Sales, which decreased $830,000 (31.1%) from 1994. This decrease was a result of lower existing customer volume in the first five months of 1995 related to cancellation of drilling projects caused by severe wet weather in the Sierra Mountains of California and Nevada. Mineral Division Mexico sales in 1995 increased $325,000 from 1994 due to 1994 sales reflecting only four months of Mexico operations. Due to the overall increase in sales and the production efficiencies in the Environmental Division labs, the Company generated 1995 net income of $557,000.

         (b)  NARRATIVE DESCRIPTION OF THE BUSINESS

The Company was organized in December 1988 to conduct the Laboratory
Business previously conducted by BTI. The Laboratory Business provides comprehensive laboratory-based analytical services in the United States. These services include: (a) environmental analytical laboratory services and
(b) geochemical analyses for mineral and hydrocarbon exploration industries.

As of October 20, 1993, the Company incorporated a wholly owned Mexican subsidiary, Barringer Laboratorios de Mexico S.A. de C.V. ("BLM"), which has a satellite mineral sample preparation facility in Hermosillo, Sonora, Mexico. BLM was operational for four months in 1994 and a full year in 1995.

ENVIRONMENTAL ANALYTICAL LABORATORY SERVICES.   From its laboratory in
Golden, Colorado, the Company performs analytical testing services for governmental agencies, engineering consultants and industries involved in environmental monitoring programs and hazardous waste management. The market for the Company's services results primarily from its customers' need to comply with Federal and state regulations that relate to environmental protection and the management and treatment of hazardous wastes. These customers typically rely on independent laboratories such as the Company for ongoing analysis and monitoring of such wastes.

The Company provides a comprehensive range of laboratory analyses to detect and measure chemical contaminants and radioactive materials in samples of soil, water, air, industrial wastes and effluents, biological materials, and underground storage tanks. These services are performed principally at the Company's laboratory in Golden, Colorado.

The types of laboratory testing performed include analysis of samples for such contaminates as pesticides, herbicides, PCBs and trace metals; hazardous waste characterization pursuant to the Resource Conservation and Recovery Act of 1976, as amended (i.e.: characterization with regard to corrosivity, ignitability, reactivity, toxicity); clinical chemistry testing of body fluids and tissue analysis for trace metals, organics and radionuclides; and radioactivity analysis in a wide range of matrices, including water, soils and sediments, vegetation, produce and animal tissues. In addition, the Company has the capability to analyze co-contaminated wastes, a combination of hazardous wastes contaminated with radioactive materials. During 1995, the Company processed in its environmental lab in Golden over 30,000 samples for approximately 220 customers.

During 1995, the environmental laboratory in Golden experienced a 41.3% increase in sales from 1994. Approximately 44% of 1995 and 40% of 1994 Environmental sales were directly a result of analytical services provided under contracts relating to federal government spending on environmental enforcement and environmental restoration. Due to the uncertainty surrounding the allocation of funds through the government budgeting process, there is no assurance that environmental sales resulting from government programs will continue to increase in the future.

During the first three months of 1996, the Company has experienced a slowdown in sales due to the continual uncertainty surrounding the allocation of funds through the government budgeting process. Management of the Company believe this is only for a short term until the federal government budget is finalized.

MINERAL. The Company conducts its geochemical assays from its Reno mineral assay laboratory, which is equipped to perform precious metal fire assays, atomic absorption metal determinations and standard chemical procedures for mineral analysis. Cyanide leach tests for characterizing the metallurgical properties of gold ores are also carried out. Data handling in the laboratory is managed by the proprietary Laboratory Information Management System ("LIMS") which provides customers with direct access to such data as soon as the analysis is complete. Over 195,000 samples were processed in 1995 in Reno's mineral laboratory for approximately 85 customers.

The Company has satellite sample preparation facilities in Helena, Montana and in Hermosillo, Sonora, Mexico.

The mineral assay laboratory experienced an approximately 18% decrease in sales for 1995 as compared to an approximate 10% sales increase in 1994. This decrease was due to customers canceling drilling projects in 1995 as a result of severe wet weather during the first five months in 1995 in the Sierra Mountains of California and Nevada.

CUSTOMERS. A substantial portion of the Company's sales are made to existing customers on a repeat basis. The Company's customers include public utilities, consulting and construction engineers, waste management companies, government agencies, oil refineries, mining companies and a variety of other industrial companies. One customer, MK-Ferguson, accounted for approximately 12% and 11% of the Company's sales in 1995 and 1994, respectively.

COMPETITION. There are many independent analytical testing laboratories which compete for the environmental and hazardous waste testing business in the United States. The Company competes with a number of companies which have significantly greater resources. Many of these laboratories use similar equipment and processes. Competition is based not only on price, but also on reputation for accuracy and ability to respond rapidly. In addition, many industrial companies have their own in-house analytical testing capabilities. There are, for example, approximately 50 companies currently participating in the EPA's ContractLaboratory Program. With respect to environmental testing, most of the Company's competitors are either privately owned or are a part of a larger organization. Among such competitors which may have greater resources, financial and other, are Thermo Analytical, Inc., Lockheed Analytical, and Quanterra Corporation.

BACKLOG. The backlog of orders at December 31, 1995 and 1994 was $1,123,000 and $1,515,000. Certain contracts in the backlog of orders may be greater than a year due to customer control over the flow of samples. This is not indicative of sales in 1996. The level of backlog is not necessarily indicative of trends in the Company's business because of the objective of fulfilling customer's service requirements as quickly as possible. The majority of 1995 backlog is related to government funding. There can be no assurance that these orders will generate sales.

EMPLOYEES.  As of December 31, 1995, the Company had 95 employees, the
majority of whom were professional or  technical staff.   Of this total, 91
people were employed on a full-time basis and there were 4 people employed on a temporary basis.

None of the Company's employees are represented by any union, and the Company considers its employee relationships to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases office and laboratory space as follows:

                                  SQUARE         ANNUAL            LEASE
LOCATION                          FOOTAGE         LEASE          EXPIRATION              TYPE
---------                         -------       --------       ---------------   ---------------------
15000 West 6th Avenue, Suite 300   17,800       $174,000       February, 2001    office and analytical
Golden, Colorado                                                                 services laboratory

5301 Longley Lane                  25,500       $191,000       September, 2001   office and analytical
Reno, Nevada                                                                     services laboratory

5301 Longley Lane, #24              2,420       $ 13,800       February, 1998    storage space
Reno, Nevada

3382 Highway 12 East                3,000       $ 16,200       March, 1997       sample preparation
Helena, Montana                                                                  laboratory

BoDega 2 Bicada Blvd.               5,000       $ 12,000       January, 1998     sample preparation
Garcia Morales 829-A                                                             laboratory
Colonia La Manga De Este Cuidad
Hermosillo, Sonora, Mexico

The Company believes that the office and laboratory space it currently leases is adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1995.

                                     PART II



ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF OUTSTANDING COMMON STOCK

The Company's common stock is traded on the OTC Bulletin Board. It's symbol is BALB. On December 31, 1995, there were approximately 26 holders of record (both beneficial and nominee) of the common stock.

The following table sets forth the high and low bid quotations per share of common stock (symbol BALB) for each quarter of the fiscal years ended December 31, 1995 and 1994 (which represented quotations between dealers as reported by the NASDAQ National Market System and the OTC Bulletin Board and do not include retail markup, markdown or commission and may not necessarily represent actual transactions).

                                            COMMON STOCK
                                        -------------------
                                        HIGH           LOW
                                        ----           ----
1994     First Quarter                  $.81           $.66
         Second Quarter                  .81            .51
         Third Quarter                   .56            .51
         Fourth Quarter                  .51            .38

1995     First Quarter                  $.50           $.37
         Second Quarter                  .31            .31
         Third Quarter                   .63            .25
         Fourth Quarter                  .81            .25

DIVIDEND POLICY

The Company has not paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The payment of future dividends and the amount thereof will depend upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors may consider relevant. The Company is a party to a line-of-credit agreement equal to 80% of eligible accounts receivable which prohibits the declaration or payment of cash dividends. This prohibition has the practical effect of restricting the payment of cash dividends on the Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following is a breakdown of consolidated operating results for the years ended December 31, 1995 and 1994.

                          BARRINGER LABORATORIES, INC.
            1995 Operating Results Compared to 1994 Operating Results

                                            CONSOLIDATED
                                     -------------------------
                                         YEAR ENDING 12/31
                                        1995           1994
                                     --------------------------
Sales of Services                    $6,758,000      $5,941,000

Cost of Services Sold                 4,666,000       4,456,000
                                     ----------      ----------
Gross Profit                          2,092,000       1,485,000

Selling, General and
  Administrative Expenses             1,425,000       1,361,000
                                     ----------      ----------

Operating Profit                        667,000         124,000

Other Income (Expense)                 (102,000)         20,000
                                     ----------      ----------

Income before Income Taxes           $  565,000      $  144,000
                                     ----------      ----------
                                     ----------      ----------

1995 COMPARED TO 1994

Sales of services of $6,758,000 reflect a $817,000 (13.8%) increase in sales compared to 1994 sales of $5,941,000. The Environmental Division experienced an increase in sales of $1,322,000 (41.3%) due to significant sales volume increases in all three labs. This sales volume increase was a result of a large project from an existing customer, a large project from a new customer, and volume increases from existing customers. Approximately 44% of the Environmental Division sales were with customers whose contracts are directly related to environmental enforcement and restoration. As a result of the uncertainty surrounding the allocation of funds through the fiscal governmental budgeting process, there is no assurance that the Environmental Division sales will continue to increase in the future. The Mineral Division sales experienced a sales decrease of $505,000 (18.5%) from 1994 due to lower U.S. sales, which decreased $830,000 (31.1%) from 1994. This decrease was a result of lower existing customer volume in the first five months of 1995 related to cancellation of drilling projects caused by severe weather in the Sierra Mountains of California and Nevada. Mineral Division Mexico sales increased $325,000 from 1994 due to 1994 sales which reflected only four months of Mexico operation.

Gross profit as a percentage of sales was 31.0% for 1995 compared to 25.0% for 1994. This increase in gross profit was primarily due to the increase in Environmental Division sales volume, production efficiencies in the Environmental Division, and fixed costs allocated over a larger sales base.

Selling, general, and administrative expenses of $1,425,000 increased $64,000 (4.7%) from 1994 primarily due to higher selling expenses (payroll, commissions, and advertising) and higher general and administrative expenses (management incentives, directors fees, and professional fees).

Net other expenses totaled $102,000 in 1995 compared to net 1994 other income of $20,000. 1995 expenses included strategic alliance expenses of $45,000, and translation loss of $28,000, offset by higher interest income and lower interest expense. 1994 income included $76,000 from the net recovery of a contingency reserve.

Income before income taxes was $565,000 in 1995 an increase of $421,000 from 1994 income of $144,000. This increase was primarily due to higher sales, production efficiencies, fixed costs allocated over a larger sales base, higher interest income, and lower interest expenses. These increases were offset by higher selling, general, and administrative expense, non-recurring charge of $20,000, strategic alliance expense of $45,000, translation loss of $28,000, and the recovery of the contingency reserve of $76,000, which occurred in 1994.

CAPITAL RESOURCES AND LIQUIDITY

Cash totaled $170,000 at December 31, 1995, compared with $39,000 at December 31, 1994. The $131,000 increase in cash resulted from cash provided by operating activities of $905,000, offset by cash used in investing activities of $200,000 and by cash used in financing activities of $574,000.

Cash provided by operating activities resulted from net income of $557,000 for the year and the effect of certain items not affecting cash of $591,000 (primarily depreciation and amortization) offset by an increase in operating assets net of operating liabilities of $243,000.

Cash used for investing activities was for the purchase of property and equipment consisting of $70,000 of lab equipment, $60,000 of vehicles, and $70,000 of computer hardware and software to upgrade the Laboratory Information Management System (LIMS).

Cash used in financing activities of $574,000 was used to reduce long term debt in 1995 of $308,000 and used to purchase treasury stock for $346,000, offset by an increase in short term borrowings of $80,000.

Effective December 13, 1995 under an agreement dated December 8, 1995, Barringer Laboratories, Inc. (the "Company") purchased from Barringer Technologies, Inc. (BTI") 647,238 shares of the Company's common stock for $809,048, which consisted of a cash payment of $300,000 and cancellation of intercompany obligations in the amount of $509,048. Additionally, 88,260 shares of the Company's Common Stock owned by BTI were placed in an escrow account, which will be returned to BTI if the Company's 1996 earnings are at least 13% higher than 1995 earnings. If these earnings are not met, then the 88,260 shares will revert to the Company. Therefore, the effective purchase price per share would go from $1.25 down to $1.10. See Note 2 of the Notes to the Consolidated Financial Statements.

The Company currently has a working line of credit from a lending institution. This line of credit availability is equal to 80% of the Company's eligible accounts receivable and can be canceled with a thirty day advance notice. This line of credit is funding the Company's current working capital requirements and has also been used to guarantee a $150,000 letter of credit required by the Colorado Department of Health, as a financial assurance requirement, to increase the level of the Company's Radiochemistry License. This increase in the license gives the Company the ability to grow the radiochemistry analytical business.

Subsequent to December 31, 1995, the Company has entered into additional capital lease obligations requiring total payments of $199,000 through 1998.

Management of the Company believes that additional capital is required to fund the expansion of its environmental and mineral services business and to improve overall Company liquidity. Management is currently evaluating potential funding sources to obtain additional debt or equity financing. Should the receipt of additional funding be delayed, the continued growth of the Company's business may be negatively impacted.

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

The Company's effective tax rate differs materially from the Federal statutory rate of 34% as discussed in the notes to the accompanying consolidated financial statements.

As of December 31, 1995, the Company has net operating loss carryforwards of $4,230,000 available to offset future taxable income. Such operating loss carryforwards expire through 2006.

As of December 31, 1995, a valuation allowance equal to the net deferred asset recognized was recorded as determined that it is more likely than not that the deferred tax asset will not be realized.

INFLATION

Inflation was not a material factor in either the sales or the operating expenses of the Company during the two year period ended December 31, 1995.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued SFAS No. 121, "Accounting for the Impairment of Long-Lives Assets" and SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires proforma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

                   ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Barringer Laboratories, Inc.
Golden, Colorado


We have audited the accompanying consolidated balance sheets of Barringer Laboratories, Inc. and subsidiary as of December 31, 1995 and 1994 and the related consolidated statements of income, share-holders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barringer Laboratories, Inc. and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.


                                   BDO SEIDMAN, LLP




Denver, Colorado
March 6, 1996

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                    YEAR ENDED DECEMBER 31,
                                  ---------------------------
                                     1995             1994
                                  ----------       ----------
Sales of Services (Note 8)        $6,758,000       $5,941,000

Cost of Services Sold              4,666,000        4,456,000
                                  ----------       ----------

  Gross Profit                     2,092,000        1,485,000

Selling, General and
  Administrative Expenses          1,425,000        1,361,000
                                  ----------       ----------

  Operating Profit                   667,000          124,000
                                  ----------       ----------

Other Income (Expense):
  Interest income                     69,000           56,000
  Interest expense                   (80,000)         (96,000)
  Translation loss                   (28,000)            -
  Recovery of Contingency Reserve       -              76,000
  Other                              (63,000)         (16,000)
                                  ----------       ----------

Total Other Income (Expense)        (102,000)          20,000
                                  ----------       ----------

Income before Income Taxes           565,000          144,000

Provision for Income Taxes
  (Note 5)                             8,000             -
                                  ----------       ----------

Net Income                        $  557,000       $  144,000
                                  ----------       ----------
                                  ----------       ----------


Per Share Data:

Net Income per share              $     .25        $      .06
                                  ----------       ----------
                                  ----------       ----------

Weighted average common
  shares outstanding               2,267,335        2,244,456
                                  ----------       ----------
                                  ----------       ----------

See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31,
                                        -------------------------
                                           1995           1994
                                        ----------     ----------
Assets (Note 3)

Current Assets:
  Cash                                  $  170,000     $   39,000
  Trade receivables, less
    allowance of $21,000 and
    $17,000 for doubtful accounts        1,078,000        777,000
  Due from affiliate (Note 2)                1,000         34,000
  Prepaid expenses and other               113,000         69,000
                                        ----------     ----------

    Total Current Assets                 1,362,000        919,000
                                        ----------     ----------

Property, Plant and Equipment:
  Machinery and equipment                1,677,000      1,455,000
  Machinery and equipment under
    capital lease obligations              472,000        895,000
  Leasehold improvements                   639,000        638,000
  Office furniture and equipment            62,000         62,000
                                        ----------     ----------
                                         2,850,000      3,050,000
  Less accumulated depreciation and
    amortization                         2,309,000      2,273,000
                                        ----------     ----------
      Net Property, Plant and Equipment    541,000        777,000

Note Receivable from Affiliate
     (Note 2)                                 -           452,000

Other Assets                                47,000         93,000
                                        ----------     ----------


Total Assets                            $1,950,000     $2,241,000
                                        ----------     ----------
                                        ----------     ----------




See accompanying notes to consolidated financial statements.

            BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,
                                                  -------------------
                                                  1995           1994
                                                  ----           ----
Liabilities and Shareholders' Equity

Current Liabilities
  Line of Credit (Note 3)                     $   84,000     $    4,000
  Trade accounts payable                         235,000        215,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                           239,000        184,000
    Other                                        203,000        166,000
  Current maturities of long-term debt
    (Note 4)                                     150,000        230,000
                                              ----------     ----------
    Total Current Liabilities                    911,000        799,000

Long-Term Debt, less current maturities
  (Note 4)                                        33,000        151,000
                                              ----------     ----------
    Total Liabilities                            944,000        950,000
                                              ----------     ----------
Commitments (Notes 4 and 7)

Shareholders' Equity (Note 6)
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                                     -              -
  Common stock, $0.01 par value,
    shares authorized, 10,000,000;
    issued 2,299,254 and 2,299,254;
    outstanding 1,652,016 and
    2,299,254                                     23,000         23,000
  Additional paid-in capital                   3,278,000      3,278,000
  Accumulated deficit                         (1,425,000)    (1,982,000)
  Translation Adjustment                         (15,000)       (28,000)
                                              ----------     ----------
                                               1,861,000      1,291,000
  Less common stock in treasury,
    at cost, 647,238 shares (Note 2)            (855,000)          -
                                              ----------     ----------
    Total Shareholders' Equity                 1,006,000      1,291,000
                                              ----------     ----------
Total Liabilities and
  Shareholders' Equity                        $1,950,000     $2,241,000
                                              ----------     ----------
                                              ----------     ----------

         See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (IN 000'S EXCEPT SHARE DATA)
                     Years Ended December 31, 1995 and 1994

                                                                                  SUBSCRIPTION
                                                                                      NOTES
                                  COMMON STOCK        TREASURY STOCK   ADDITIONAL  RECEIVABLE
                                  ------------        --------------    PAID-IN    & DEFERRED    ACCUMULATED  TRANSLATION
                                SHARES      AMOUNT     SHARES  AMOUNT   CAPITAL   COMPENSATION     DEFICIT     ADJUSTMENT   TOTAL
                                ------      ------     ------  ------   -------   ------------     -------     ----------   -----
Balance at January 1, 1994     2,242,816    $ 22            -  $   -     $3,256     $(17)         $(2,126)        $  -      $1,135

Issuance of Common Stock         106,438       1            -      -         62        -                -            -          63
Collections on Subscription
  Notes receivable                     -       -            -      -          -       17                -            -          17
Retirement of Common Stock       (50,000)      -            -      -        (40)       -                -            -         (40)
Translation Adjustment                 -       -            -      -          -        -                -          (28)        (28)
Net Income for the Year                -       -            -      -          -        -              144            -         144
                               ---------    ----      -------   -----     ------    ----          -------         ----      ------
Balance at December 31, 1994   2,299,254      23            -      -      3,278        -           (1,982)         (28)      1,291

Purchase of Treasury
  Stock (Note 2)                       -       -      647,238   (855)         -        -                -            -        (855)
Translation Adjustment                 -       -            -      -          -        -                -           13          13
Net Income for Year                    -       -            -      -          -        -              557            -         557
                               ---------    ----      -------   -----     ------    ----          -------         ----      ------
Balance at December 31, 1995   2,299,254    $ 23      647,238   $(855)    $3,278    $  -          $(1,425)        $(15)     $1,006
                               ---------    ----      -------   -----     ------    ----          -------         ----      ------
                               ---------    ----      -------   -----     ------    ----          -------         ----      ------

        See Accompanying Notes to Consolidated Financial Statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           INCREASE (DECREASE) IN CASH

                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                     1995         1994
                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year                            $ 557,000    $ 144,000
Items not affecting cash
  Depreciation and amortization                      565,000      528,000
  Deferred compensation expense                         -          13,000
  Bad debt expense                                    13,000       12,000
  Other                                               13,000      (21,000)
  Increase in operating assets net
    of operating liabilities                        (243,000)    (296,000)
                                                   ---------    ---------
  Cash Provided by Operating
    Activities                                       905,000      380,000
                                                   ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment                  (200,000)    (218,000)
                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                          (346,000)        -
Reduction in long-term debt                         (308,000)    (328,000)
Increase in short-term borrowings                     80,000        4,000
Other                                                   -          30,000
Receipt of principal from parent
  note receivable                                       -         136,000
                                                   ---------    ---------
  Cash Used in Financing
    Activities                                      (574,000)    (158,000)
                                                   ---------    ---------
Increase in cash                                     131,000        4,000

Cash-beginning of year                                39,000       35,000
                                                   ---------    ---------
Cash-end of year                                   $ 170,000    $  39,000
                                                   ---------    ---------
                                                   ---------    ---------


         See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                           INCREASE (DECREASE) IN CASH

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                      1995          1994
                                                      ----          ----
Decrease (increase) in operating
  assets net of operating liabilities

  Trade receivables                                $(314,000)   $(128,000)
  Due from affiliate                                 (42,000)     (62,000)
  Other current assets                               (44,000)      13,000
  Other assets                                        27,000       (9,000)
  Accounts payable and accrued
    liabilities                                      130,000     (110,000)
                                                   ---------    ---------
Total - net                                        $(243,000)   $(296,000)
                                                   ---------    ---------
                                                   ---------    ---------


       See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

Barringer Laboratories, Inc., (the "Company") is an analytical services company, principally engaged in analytical testing for the environmental and mineral exploration industries.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements comprise the accounts of the Company and its wholly owned Mexican subsidiary. All intercompany balances and transactions have been eliminated.

PRINCIPAL MARKETS

Sales of services are primarily to customers located in the United States, with the balance to customers in Mexico and Europe. For the year ended December 31, 1995 based upon total sales, 44% of the Company's Services were provided under contracts relating to federal government spending for environmental enforcement and restoration.

PRINCIPLES OF TRANSLATION

Assets and liabilities of the Company's Mexican subsidiary are translated by using year-end exchange rates and income statement items are translated at average exchange rates for the year. Translation adjustments are accumulated in a separate component of shareholders' equity until a foreign business is sold or substantially liquidated. Assets and revenues of the Company's Mexican subsidiary comprise less than 10% of total consolidated assets and revenues.

FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable.
Concentrations of credit risk with respect to such receivables are limited due to the large number of customers, generally short payment terms, and their dispersion across geographic areas. See Note 8.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


USE OF ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION

Property, plant and equipment are carried at cost. Depreciation of owned equipment is computed on a straight-line basis over the estimated useful lives of the related assets, generally from three to ten years. Leasehold improvements are amortized over the term of the related lease, generally from five to ten years. Equipment under capital leases is amortized on a straight-line basis over the term of the lease, generally three to five years, which approximates the estimated useful lives of the leased equipment.

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

REVENUE RECOGNITION

Sales are recorded in the periods that services are performed.

STATEMENTS OF CASH FLOWS

For purposes of the Statements of Cash Flows, the Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

INCOME PER SHARE

Income per share is based upon the weighted average number of common shares outstanding during the period. Warrants and options are not included in the calculation of income per share as their computed affect would be anti-dilutive.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires proforma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

2.  ACQUISITION OF TREASURY STOCK

Effective December 13, 1995 under an agreement dated December 8, 1995, Barringer Laboratories, Inc. (the "Company") purchased from Barringer Technologies, Inc. ("BTI") 647,238 shares of the Company's common stock for $809,000, which consisted of a cash payment of $300,000 and cancellation of intercompany obligations (note and intercompany Account Receivable) in the amount of $509,000. Additionally, the Company incurred $46,000 in professional fees relating to this stock transaction. Under the terms of the agreement 88,260 shares of the Company's Common Stock owned by BTI were placed in an escrow account, which will be returned to BTI if the Company's 1996 earnings are at least 13% higher than 1995 earnings. If these earnings are not met, then the 88,260 shares would revert to the Company. Therefore, the effective purchase price per share would go from $1.25 down to $1.10.
BTI has agreed not to transfer its remaining 26% interest in BLI until January 2, 1997, subject to certain conditions, and has agreed to grant BLI a right of first refusal with respect to such shares until January 2, 1997, subject to certain conditions. The Intercompany Agreement previously existing between the Company and BTI was terminated on December 13,1995. BTI agreed to terminate all voting trusts, proxy

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


2.  ACQUISITION OF TREASURY STOCK (CONTINUED)

arrangements, and all other arrangements and agreements of any kind or nature under which it was authorized to vote shares of the Company. BTI further agreed not to enter into any future voting trusts, proxy agreements, and any other agreements relating to shares of the Company for the next twenty-four
(24) months. The common stock purchased by the Company and total transaction value of approximately $855,000 was recorded as Treasury stock.

3.  LINE OF CREDIT

The Company has a working line of credit from a lending institution. This line of credit is equal to 80% of the Company's eligible accounts receivable.
 The line of credit can be canceled with a thirty day advance notice. This line of credit bears interest, payable monthly, at a floating rate of prime plus 10% (18.5% at December 31, 1995) with a minimum monthly charge of $2,500. The Company has pledged its accounts receivable, inventory, equipment and fixtures and intangibles as collateral for the debt.

This line of credit borrowing includes a $150,000 irrevocable letter of credit issued on behalf of the Company to the Colorado Department of Health to allow for an increase in the Company's regulated radiochemistry laboratory license.

As of December 31, 1995 $84,000 was outstanding under this line of credit agreement. During the year ended December 31, 1995, the average amount outstanding under this line of credit agreement was $66,000, and the weighted average interest rate was 33.8%. The interest rate was calculated by dividing the applicable interest expense, including minimum charge of $2,500, by the average outstanding balance. The maximum amount borrowed under this agreement during the year ended December 31, 1995 was $179,000.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                             DECEMBER 31,
                                       ------------------------
                                         1995            1994
                                       --------        --------
Obligations under capital leases (a)   $167,000        $344,000
Other installment obligations            16,000          37,000
                                       --------        --------
                                        183,000         381,000

  Less current maturities               150,000         230,000
                                       --------        --------

                                       $ 33,000        $151,000
                                       --------        --------
                                       --------        --------

(A)  CAPITAL LEASES

As of December 31, 1995 future net minimum lease payments under capital lease obligations are as follows:


              1996                              $154,000
              1997                                33,000
                                                --------
Total minimum lease payments                     187,000
Less amounts representing interest                16,000
Less amounts representing executory costs          4,000
                                                --------
Present value of net minimum lease payments     $167,000
                                                --------
                                                --------

At December 31, 1995 and 1994 the net book value of equipment under capital lease obligations was $174,000 and $409,000.

Subsequent to December 31, 1995, the Company has entered into additional capital lease obligations requiring total payments of $199,000 through 1998.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


5.  INCOME TAXES

Sources of income (loss) before income taxes include:


                                     1995            1994
                                   --------        --------
  United States operations         $585,000        $168,000
  Mexico operations                 (28,000)        (24,000)
                                   --------        --------
                                   $557,000        $144,000
                                   --------        --------
                                   --------        --------

The provision for income taxes for the years ended December 31, consisted of the following:

                                       1995           1994
                                     --------       --------
  Current:
    Federal                          $  8,000       $   -
    State                                -              -
                                     --------       --------
  Deferred:
    Federal                           179,000        106,000
    State                              16,000          9,000
                                     --------       --------
                                      203,000        115,000
  Decrease in valuation allowance    (195,000)      (115,000)
                                     --------       --------
                                     $  8,000       $   -
                                     --------       --------
                                     --------       --------

The significant components of deferred income tax expense consisted of the following:

                                       1995           1994
                                     --------       --------
Utilization of net operating
  loss carryforward                  $ 263,000      $ 124,000
Expense accruals                        21,000         41,000
Depreciation and amortization          (47,000)       (48,000)
Other                                  (42,000)        (2,000)
                                     ---------      ---------
Deferred income tax expense          $ 195,000      $ 115,000
                                     ---------      ---------
                                     ---------      ---------

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

RECONCILIATION OF INCOME TAXES

The following summary reconciles income taxes at the United States statutory rate of 34% in 1995 and 1994 with the actual taxes:

                                     1995          1994
                                  ----------    ----------
Expense computed
  at the statutory rate           $ 192,000     $  49,000
Losses for which no tax
  benefits has been recognized       10,000         8,000
Non-deductible amortization of
  deferred compensation                -            4,000
Valuation allowance                (195,000)     (115,000)
Other                                 1,000        54,000
                                  ---------     ---------
Provision for income taxes        $   8,000     $    -
                                  ---------     ---------
                                  ---------     ---------

Temporary differences between the financial statement carrying amounts and the tax basis of assets and labilities that give rise to significant portions of the net deferred tax asset relate to the following:

                                          1995           1994
                                       ----------     ----------
Tax operating loss carryforwards       $1,565 000     $1,828,000
Property and equipment, principally
  due to differences in depreciation      129,000         82,000
Expense accruals                           31,000         52,000
Other                                      52,000         10,000
                                        1,777,000      1,972,000
Valuation allowance                    (1,777,000)    (1,972,000)
                                      -----------     ----------
                                      $      -        $     -
                                      -----------     ----------
                                      -----------     ----------

As of December 31, 1995 a valuation allowance equal to the net deferred tax asset recognized has been recorded, as Management of the Company is not able to determine that it is more likely than not that the deferred tax asset will be realized.

At December 31, 1995, the Company has unused net operating loss carryforwards of approximately $4,230,000 available to offset future years United States Federal taxable income. Such carryforwards expire in varying amounts from 1996 to 2006 and are subject to certain limitations under the Internal Revenue Code of 1986, as amended.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


6.  SHAREHOLDERS' EQUITY

COMMON STOCK OUTSTANDING OR RESERVED FOR ISSUANCE

The following table sets forth the number of shares of Common Stock outstanding as of December 31, 1995, as well as the number of shares of Common Stock that would be outstanding in the event that all outstanding options and warrants are exercised.

                              EXERCISE         BLI COMMON STOCK
                            CONVERSION OR       OUTSTANDING OR
     SECURITY                OPTION PRICE    RESERVED FOR ISSUANCE
------------------          -------------    ---------------------
Common Stock                                       1,652,016

Stock Options (a)                $ .90               119,000

Warrants (b)
  BTI's Warrants expiring
    five years after issuance    $1.00                 7,500
                                                   ---------
                                                   1,778,516
                                                   ---------
                                                   ---------

(a) STOCK OPTIONS

1989 STOCK OPTION PLAN

The 1989 Stock Option Plan (the "Plan") is designed to provide incentives for employees who may or may not be key employees, as well as officers and directors who are also employees of the Company and its subsidiary, by providing up to 200,000 shares of the Company's common stock issuable pursuant to grants.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


6.  SHAREHOLDERS' EQUITY (CONTINUED)

(a) STOCK OPTIONS (CONTINUED)

1989 STOCK OPTION PLAN (CONTINUED)

The Plan is administered by a Committee of at least three directors appointed by the Board of Directors. The Committee is authorized to determine the individuals to who, and the times at which, options will be granted, the number of shares to the subject to each grant, the applicable restriction period, the purchase price for the shares subject to the option, and specify such other terms and provisions of any grants of options as it deems necessary or advisable. However, the term of the options may not be for more than five years and the purchase price per share shall not be less than the market value of such shares at the time of grant. Additionally, the optionee must remain in the continuous employ of the Company or its subsidiary for a period of two years from the date of grant before any part of the option may be exercised.

The Plan will terminate in December 1999, except for outstanding options under the Plan, which will remain in effect until they have been exercised or shall have been expired by their terms.

OTHER STOCK OPTIONS

The Company also grants stock options to management and its outside directors as authorized by the Board of Directors. These options are exercisable at varying times from date of grant and expire five years from date of grant.
As of December 31, 1995 all other stock options have been granted at an exercise price in excess of the current market value at the time of grant.

(b)  WARRANTS

BTI's warrants were given to BTI as an incentive for pre-payment of its note receivable. Each warrant is exercisable for a period of five years after date of issue and entitles BTI to purchase one share of common stock.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(b)  WARRANTS (CONTINUED)


                                  OPTIONS       EXERCISE
                                    AND         PRICE PER
                                 WARRANTS         SHARE
                                 --------       ---------
January 1, 1995                   178,500      $ .90-1.00
    Expired in 1995               (52,000)     $ .90
                                  -------      ----------
December 31, 1995                 126,500      $ .90-1.00
                                  -------      ----------
                                  -------      ----------

Subsequent to December 31, 1995, the Board of Directors granted additional options to certain officers and employees to purchase 80,000 shares of the Company's common stock at $1.00 per share. As of March 6, 1996, the Board of Directors also approved the issuance of stock options to outside directors of the Company to purchase up to 50,000 shares of the Company's common stock at $1.00 per share. No options have been exercised pursuant to the plan.

Subsequent to December 31, 1995, the Board of Directors of the Company approved options, which will be granted monthly for 24 months, to an outside consultant to purchase up to 60,000 shares of the Company's common stock at $1.00 per share. This option agreement can be canceled by the Company upon a 30 day written notice.

PREFERRED STOCK

The Preferred Stock of the Company can be issued in series. With respect to each series issued, the Board of Directors of the Company will determine, among other things, the number of shares in the series, voting rights and terms, dividend rates and terms, liquidation preferences and redemption and conversion privileges. There was no preferred stock outstanding at December 31, 1995.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


7.  COMMITMENTS

The Company rents office and laboratory facilities, and equipment under various operating leases. Total rental expenses under such leases amounted to $385,000 and $391,000 for each of the two years ended December 31, 1995 and 1994. At December 31, 1995 future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year are as follows:

     Year ending December 31, 1996      $  462,000
                              1997         320,000
                              1998         275,000
                              1999         227,000
                              2000          54,000
                                        ----------
                                        $1,338,000
                                        ----------
                                        ----------

Subsequent to December 31, 1995 the Company extended its facility lease in Reno, Nevada for an additional five years at approximately $17,000 per month.

8.  MAJOR CUSTOMER

Sales to one customer totalling approximately $825,000 and $641,000 accounted for 12% and 11% of total sales and in 1995 and 1994.


9.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company made cash payments for interest of $80,000 and $96,000 in 1995 and 1994, respectively.

The Company made cash payments of $5,000 for income taxes in 1995 and no cash payments for income taxes in 1994.

The Company acquired $110,000 and $144,000 of equipment under capital lease obligations in 1995 and 1994, respectively.

In 1995 the Company acquired certain treasury stock in exchange for the cancellation of intercompany obligations of $509,000.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE



Not applicable.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         POSITION WITH THE COMPANY     DIRECTOR
     NAME                     AND AFFILIATES            SINCE
     ----                     --------------            -----
Robert H. Walker........ Director, President and         1990
                         Chief Executive Officer
                         of the Company

Anthony R. Barringer.... Director of the Company         1991

John J. Harte........... Director and Chairman of the    1989
                         Board of the Company;
                         Director and Vice President of
                         Barringer Technologies Inc.

Stanley S. Binder....... Director of the Company,        1989
                         Director, President and Chief
                         Executive Officer of Barringer
                         Technologies Inc.

Randolph H. Ware........ Director of Company             1991

C.F. Wasser, III........ Director of Company             1991

Vern K. Peterson........ Vice President                   --

Charles E. Ramsay....... Secretary, Treasurer, and        --
                         Chief Financial Officer of
                         the Company

Robert H. Walker, 48, joined the Company as President and Chief Executive Officer effective February 26, 1990 and became a Director on March 31, 1990. From June, 1989 to February 26, 1990, Mr. Walker was Vice President Marketing/Sales for DataChem Laboratories, Inc. From 1988 to 1989, he was Executive Vice President Marketing/Sales for Hager Laboratories, Inc. From 1987 to 1988, Mr. Walker was Business Affairs Officer for Veterans for the U.S. Small Business Administration and from 1984 to 1987 he was President and Chief Executive Officer of Corpex, Inc., an environmental firm. He has a B.A. in Business Administration from the University of Southern Colorado and a Master's degree in Public Administration from the University of Colorado.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONT.)


Dr. Anthony R. Barringer, 70, is a Director of the Company and the founder of Barringer Technologies, Inc. (BTI) for which he was President and later served as Chairman until he resigned in January, 1993, and Chief Executive Officer until January, 1989. Since November, 1989, Dr. Barringer has been the principal officer of Barringer Patents Inc., a technology development firm not in competition with the Company. Dr. Barringer is also Chairman of Barringer GeoSystems Inc., a company formed in August, 1994 for the development of airborne geophysical systems. This firm is not in competition with the Company.

John J. Harte, 54, is a Director and Chairman of the Board of the Company, and a Vice President and a Director of BTI, is a certified public accountant and, since 1978, has been a Vice President of Mid-Lakes Distributing Inc., a manufacturer and distributor of heating and air conditioning parts and equipment located in Chicago, Illinois.

Stanley S. Binder, 54 is a Director of the Company. He is also a Director and the President and Chief Executive Officer of BTI. From 1977 to May 1989, Mr. Binder served as Chief Financial Officer for Keystone Camera Products Corp., Clifton, New Jersey, and its predecessors. In January, 1991, Keystone Camera Products Corporation filed for protection under Chapter #11 of the U.S. Bankruptcy Laws.

Dr. Randolph H. Ware, 51, is a Director of the Company. Dr. Ware is founder of the Boulder Brewing Company (1980), now the Rockies Brewing Company, 23rd largest U.S. beer producer; Radiometrics Inc. (1987), a developer and manufacturer of atmospheric remote sensing equipment; and UNAVCO (1984), a 63-university consortium funded by the National Science Foundation and NASA to make scientific use of the Global Positioning System (GPS) satellites. He now serves as a Director of UNAVCO, and as Chairman of Radiometrics Inc.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY


                                    PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONT.)


C.F. Wasser, III, 44, is a Director of the Company. From December, 1982 to January, 1993, Mr. Wasser was Senior Vice President of Sales for Kidder Peabody & Co., Inc. in Minneapolis, Minnesota. He served as a Senior Vice President for Paine Webber in Wayzata, Minnesota from January, 1993 to October 1995.
Effective October 1995, Mr. Wasser became Senior Vice President - Investments for EVEREN Securities, Inc. in Minneapolis, Minnesota.

Vern K. Peterson, 43, is a Vice President of the Company and manager of its Minerals Division. He joined the Company in 1985. From 1982 to 1985, he was a Laboratory Manager of Shasta Analytical Inc. Mr. Peterson was a business major at Valley College and Glendale College and has over 17 years of business management experience, the last 12 years of which involved managing laboratories.

Charles E. Ramsay, 50, is the Chief Financial Officer, Treasurer and Secretary of the Company. Effective January 25, 1994, Mr. Ramsay became the Chief Financial Officer and Treasurer of the Company. Since February 1991, Mr. Ramsay has also been the Secretary of the Company. Mr. Ramsay was Controller from August, 1989 to January, 1994. From 1985 until December, 1988, Mr. Ramsay was the Vice President of Finance for Denver Wood Products, a distributer of lumber and home building products. From January 1, 1989 until joining the Company in August 1989, Mr. Ramsay was a consultant.

All six (6) directors are elected by the holders of the Company's Common Stock to serve one year terms or until their successors shall be elected and shall qualify.

There are no family relationships between any of the directors and officers of the Company.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY


                                    PART III



ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the total renumeration, on an accrued basis, during the Company's last fiscal year ended December 31, 1995 for the only executive officer whose total cash and non-cash compensation exceeded $100,000 and for his prior two years renumeration.


                                       SUMMARY COMPENSATION TABLE

                                                                    LONG TERM COMPENSATION
                                                             ---------------------------------
                                 ANNUAL COMPENSATION                   AWARDS          PAYOUTS
                           -----------------------------     -----------------------   -------
                                                   OTHER
                                                   ANNUAL     RESTRICTED                            ALL OTHER
NAME AND                                           COMPEN-      STOCK                    LTIP        COMPEN-
PRINCIPAL                                          SATION      AWARD(S)     OPTION/     PAYOUTS      SATION
POSITION          YEAR(1)  SALARY($)   BONUS($)      ($)         ($)       SARS(#)(2)     ($)        ($)(3)
---------         -------  ---------   -------     ------      --------    ----------   -------     ---------
Robert H. Walker    1995    108,212     31,312       N/A         N/A           -          N/A        13,596
President and       1994    104,500     16,000       N/A         N/A         10,000       N/A        13,644
C.E.O.              1993    100,846       -          N/A         N/A           -          N/A        13,478


(1)  Periods presented are for the year ended December 31.

(2) Number of Shares of Common Stock subject to options granted during the year indicated.

(3) Represents employer contributions for insurance, disability, 401K and a car allowance.


Mr. Walker's salary for fiscal year 1996 is $111,800. Bonuses for Mr. Walker and other individuals are determined by the Compensation Committee of the Board of Directors based on overall Company performance.

For fiscal year 1995 no options or stock appreciation rights were granted to Mr. Walker.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY

                                   PART III


ITEM 10.  EXECUTIVE COMPENSATION (CONTINUED)

AGGREGATE OPTIONS EXERCISED IN 1995 AND OPTION VALUES AT DECEMBER 31, 1995.

The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's 1995 fiscal year and the number and value of exercisable and unexercisable options to purchase shares of Common Stock held as of the end of the Company's 1995 fiscal year by the executive officer of the Company named in the Summary Compensation Table:


                AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION/SAR VALUES

                                                                                        VALUE OF
                                                                    NUMBER OF         UNEXERCISED
                                                                   UNEXERCISED        IN-THE-MONEY
                                                                 OPTIONS/SARS AT    OPTIONS/SARS AT
                                                                    FY-END(#)           FY-END($)
                                                                 ---------------    ---------------
                             SHARES ACQUIRED       VALUE          EXERCISABLE/        EXERCISABLE/
              NAME             ON EXERCISE      REALIZED($)(1)    UNEXERCISABLE     UNEXERCISABLE(2)
              ----           ---------------    --------------   --------------     ----------------
         Robert H. Walker          0                  0              0/45,000             $0/$0


(1) Value realized is equal to the difference between the fair market value per share of Common Stock on the date of exercise and the option exercise price per share multiplied by the number of shares acquired upon exercise of an option.

(2) Value of exercisable/unexercisable in-the-money options is equal to the difference between the fair market value per share of Common Stock of $.50 at December 31, 1995, and the option exercise price per share multiplied by the number of shares subject to options.


STOCK OPTIONS

     The Corporation has in effect an Incentive Stock Option Plan pursuant to which key employees of the Company and its subsidiaries may be granted options to purchase shares of the Company's Common Stock. The Board of Directors administers such plan, selects optionees and grants options, and fixes the terms of such options subject to the terms of the plan. In general, options under the Company's Incentive Stock Option Plan are exercisable at a price equal to the fair market value on the date of grant for a period of

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY

                                    PART III


ITEM 10.  EXECUTIVE COMPENSATION (CONTINUED)

STOCK OPTIONS (CONTINUED)

five years during the optionee's continued employment with the Company or one of its subsidiaries and after two years of employment with the Company. As of December 31, 1995, the Company had outstanding options which were granted in 1992 and in 1994 to certain officers and employees to purchase 74,000 shares of the Company common stock at $.90 per share.

Subsequent to December 31, 1995, the Board of Directors granted additional options to certain officers and employees to purchase 80,000 shares of the Company common stock at $1.00 per share. No option have, as yet, been exercised pursuant to the plan.


OTHER STOCK OPTIONS

The Company also grants stock options to management and its outside directors as authorized by the Board of Directors. These options are exercisable at varying times from date of grant and expire five years from date of grant. As of December 31, 1995, the Company had outstanding options which were granted in 1991 to outside directors of the Company to purchase 45,000 shares of Company Common Stock at $.90 per share.

Subsequent to December 31, 1995, the options granted in 1991 to an outside director of the Company expired. Additionally, the Board of Directors approved the issuance of stock options to outside directors of the company to purchase up to 50,000 shares of the Company's common stock at $1.00 per share.

Subsequent to December 31, 1995, the Board of Directors of the Company approved options, which will be granted monthly for 24 months, to an outside consultant to purchase up to 60,000 shares of the Company common stock at $1.00 per share. This option agreement can be canceled by the Company upon a 30 day written notice.

None of the stock options granted to outside directors have, as yet, been exercised.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY


                                    PART III



ITEM 10.  EXECUTIVE COMPENSATION (CONTINUED)

401(K) CASH OR DEFERRED COMPENSATION PLAN

In 1994, the Company established a tax-qualified 401(k) cash or deferred compensation plan that covers all employees of the Company who have completed one year of service and attained age 21. Participants are permitted, within the limitations imposed by the Internal Revenue Code of 1954, as amended, to make pretax contributions. Participants are always fully vested in their accounts under the Plan. The Company makes matching contributions equal to 100% of the first 2% of an employee's salary and 50% of the next 5% of an employee's salary, which contributions vest in the employee proportionately over a period of six years. Amounts accrued pursuant to the Plan for the benefit of executive officers are included in the Summary Compensation Table under the column "All Other Compensation". Prior to 1994, the Company was part of Barringer Technologies Inc.'s tax qualified 401(k) plan.

COMPENSATION OF DIRECTORS

The non-employee directors receive $1,500 per quarter and $500 for each meeting they attend plus expenses.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of March 14, 1996, the number of outstanding options included with the number of shares of Common Stock owned by each officer and director of the Company and all directors and officers as a group and any persons (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially 5% or more of such securities. As of March 14, 1996, there were 1,652,016 shares of the Company's Common Stock issued and outstanding and 289,000 outstanding options to purchase the Company's Common Stock.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY

                                    PART III

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)

                                       NUMBER OF SHARES   PERCENT
NAME OF BENEFICIAL OWNER              OF COMMON STOCK(1)  OF CLASS
------------------------              ------------------  --------
Robert H. Walker.....................       80,000           4.2
  Barringer Laboratories, Inc.
  15000 W. Sixth Ave., Suite 300
  Golden, Colorado 80401

Vern Peterson........................       34,000           1.8
  Barringer Laboratories, Inc.
  5301 Longley Lane
  Bldg. E, Suite 178
  Reno, Nevada 89511

Charles E. Ramsay....................       28,000           1.4
  Barringer Laboratories, Inc.
  15000 W. 6th Ave., Suite 300
  Golden, Colorado 80401

Stanley S. Binder....................       10,000            *
  Barringer Technologies Inc.
  219 South Street
  New Providence, New Jersey 07974

Anthony R. Barringer.................       37,000           1.9
  25060 Montane Drive West
  Golden, Colorado 80401

John J. Harte........................       35,000           1.5
  Mid-Lakes Distributing, Inc.
  1029-37 West Adams Street
  Chicago, Illinois 60607

Randolph H. Ware.....................       30,000           1.5
  2105 Kohler
  Boulder, Colorado 80303

C.F. Wasser, III.....................      136,418           7.0
  12290 Chinchilla Ct.
  Rosemont, Minnesota 55068

All directors and officers as a group
  consisting of eight (8) persons....      390,418         20.1

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY


                                    PART III


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)


                                      NUMBER OF SHARES    PERCENT
NAME OF BENEFICIAL OWNER             OF COMMON STOCK(1)   OF CLASS
------------------------             ------------------  ---------

Barringer Technologies, Inc.(2)(3)...     432,475          22.2
  219 South Street
  New Providence, New Jersey 07974

Dino Catelli.........................     183,847           9.5
  Via Diversi 23
  Lucca, Italy

LAMBDA III L.P. .....................     193,103           9.9
  41 East 57th Street
  New York, New York 10022

____________________
*Less than 1%

(1) Includes 289,000 outstanding stock options granted to the officers, directors of the Company, and to an outside consultant.

(2) Includes 33,333 shares owned by Barringer Research Ltd., a wholly-owned subsidiary of BTI.

(3) Does not include 7,500 of the Company's warrants issued to BTI. The warrants were issued to BTI in connection with the prepayment of a portion of the note due from BTI to the Company. Each warrant entitles BTI to purchase one share of the Company's Common Stock upon payment of $1.00. Each warrant will be exercisable for a period of five (5) years after date of issue. As of March 14, 1996 no warrants have been issued.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY


                                    PART III


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BTI's equity interest in the Company is 26.2% of the outstanding Common Stock.

Effective April 30, 1992 the Company sold all the common stock of its Canadian subsidiary, Barringer Laboratories, Ltd to Philip Environmental Ltd. The Company used the net proceeds to repay $1,662,000 of short-term borrowings plus related interest including the portion of such indebtedness which was due and owed BTI. Principal and interest under this agreement were originally due on May 31, 1994. Interest was payable semi-annually at a bank's prime rate plus 2%. In 1994, BTI made a $136,000 principal payment on its' note due to the Company. Additionally, BTI paid $93,000 to Philip Environmental on the behalf of the Company. This payment was related to the warranties, representations, and guarantees made by the Company in the 1992 sale of the Company's Canadian subsidiary. In connection with a new line of credit in 1994, the Company agreed to extend BTI's note due date to May 31, 1995 for BTI's guarantee of the line of credit and increase the interest on the note to a bank's prime rate plus 4% (12.5% at December 31, 1994) payable monthly from a bank's prime rate plus 2% payable semi-annually.

Effective March 30, 1995 the Company agreed to an additional extension of BTI's note due date to December 31, 1995 or the date upon which BTI sells or otherwise disposes of any or all of its investment in the common stock of the Company (1,074,000 common shares held as security under this note agreement). In exchange for the Company's agreement to extend the due date of this note, the Company will receive warrants to purchase 25,000 shares of common stock of BTI for a period of two years at an exercise price of $1.00 per share.

In exchange for 1992 prepayments totalling $150,000, BTI is entitled to 7,500 warrants to purchase 7,500 shares of the Company's common stock. Each warrant will be exercisable for a period of five years after the date of issue and entitles BTI to purchase one share of common stock at an exercise price of $1.00 per share. As of December 31,1995 the Company has not issued these warrants.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY


                                    PART III


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

Effective December 13, 1995 under an agreement dated December 8, 1995, Barringer Laboratories, Inc. (the "Company") purchased from Barringer Technologies, Inc. ("BTI") 647,238 shares of the Company's common stock which were owned by BTI for $809,000, which consisted of a cash payment of $300,000 and cancellation of intercompany obligations (note and intercompany Account Receivable) in the amount of $509,000. Additionally, 88,260 shares of the Company's Common Stock owned by BTI were placed in an escrow account, which will be returned to BTI if the Company's 1996 earnings are at least 13% higher than 1995 earnings. If these earnings are not met, then the 88,260 shares would revert back to the Company. Therefore, the effective purchase price per share would go from $1.25 down to $1.10. BTI has agreed not to transfer its remaining 26% interest in BLI until January 2, 1997, subject to certain conditions, and has agreed to grant BLI a right of first refusal with respect to such shares until January 2, 1997, subject to certain conditions. Intercompany Agreement between the Company and BTI was terminated on December 13, 1995. BTI agreed to terminate all voting trusts, proxy arrangements, and all other arrangements and agreements of any kind or nature to which it is a party under which it is authorized to vote shares of the Company. BTI further agreed not to enter into any future voting trusts, proxy agreements, and any other agreements relating to shares of the Company for the next twenty-four (24) months.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY


                                    PART III




ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  EXHIBITS.

          None



     (b)  REPORTS ON FORM 8-K.

          The following report was filed during the last quarter, 1995.

          DATE OF REPORT           ITEM
          --------------           ----

          December 13, 1995        Company purchased from
                                   Barringer Technologies Inc.
                                   ("BTI") 647,238 shares of the
                                   Company's common stock.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          BARRINGER LABORATORIES, INC.

Date:  March 22, 1996

                    By: /s/ ROBERT H. WALKER
                        ---------------------------
                        Robert H. Walker, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLES OR CAPACITIES           DATE
---------                 --------------------           ----


/s/ ROBERT H. WALKER      Director, President and    March 22, 1996
------------------------  Chief Executive Officer
Robert H. Walker          (Principal Executive
                          Officer)

/s/ STANLEY S. BINDER     Director                   March 22, 1996
------------------------
Stanley S. Binder

/s/ CHARLES E. RAMSAY     Chief Financial Officer,   March 22, 1996
------------------------  Treasurer and Secretary
Charles E. Ramsay

/s/ ANTHONY R. BARRINGER  Director                   March 22, 1996
------------------------
Anthony R. Barringer

/s/ JOHN J. HARTE         Director                   March 22, 1996
------------------------
John J. Harte

/s/ RANDOLPH H. WARE      Director                   March 22, 1996
------------------------
Randolph H. Ware

/s/ C.F. WASSER, III      Director                   March 22, 1996
------------------------
C.F. Wasser, III