Form 10QSB
period 1996-03-31
BARRINGER LABORATORIES INC
filed 1996-05-15
CIK 859463

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-QSB


        QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                      Commission
March 31, 1996                             File Number 0-8241
- ---------------------                      -----------------------

                  Barringer Laboratories, Inc.
- ------------------------------------------------------------------
          (Name of small business issuer in its charter)

           Delaware                           84-0951626
- -----------------------------        -----------------------------
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)       Identification No.)

  15000 West 6th Avenue, Suite 300, Golden, Colorado 80401-5047
- ------------------------------------------------------------------
             (Address of principal executive office)

Issuer's telephone number, including area code    (303) 277-1687
                                               -------------------

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


                      Yes   X       No
                          --------      --------


Number of shares outstanding as of March 31, 1996 - 1,652,016 of Common Stock, $.01 par value.

                   BARRINGER LABORATORIES, INC.

                              INDEX


Part I    -    Financial Information

          -    Consolidated Balance Sheets as of March 31, 1996
               (Unaudited) and December 31, 1995;

          - Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 1996 and 1995;

          - Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 1996 and 1995;

          -    Notes to Consolidated Financial Statements; and

          -    Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Part II   -    Other Information


Signatures

           BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS


                                                    MARCH 31,    DECEMBER 31,
                                                   -----------   ------------
                                                      1996           1995
                                                   -----------   ------------
                                                   (UNAUDITED)

Assets

Current Assets:
  Cash                                             $  359,000      $  170,000
  Trade receivables, less
    allowance of $24,000 and
    $21,000 for doubtful accounts                     738,000       1,078,000
  Due from affiliate                                    1,000           1,000
  Prepaid expenses and other                          111,000         113,000
                                                   -----------    -----------
    Total Current Assets                            1,209,000       1,362,000
                                                   -----------    -----------
Property and Equipment:
  Machinery and equipment                           1,638,000       1,677,000
  Machinery and equipment under
    capital lease obligations                         620,000         472,000
  Leasehold improvements                              639,000         639,000
  Office furniture and equipment                       62,000          62,000
                                                   -----------    -----------
                                                    2,959,000       2,850,000

  Less accumulated depreciation
    and amortization                                2,421,000       2,309,000
                                                   -----------    -----------
      Net Property and Equipment                      538,000         541,000
Other Assets                                           50,000          47,000
                                                   -----------    -----------
Total Assets                                       $1,797,000      $1,950,000
                                                   -----------    -----------
                                                   -----------    -----------


See accompanying notes to consolidated financial statements.

           BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                           (Concluded)

                                                    MARCH 31,    DECEMBER 31,
                                                   -----------   ------------
                                                      1996           1995
                                                   -----------   ------------
                                                   (UNAUDITED)
Liabilities and Shareholders' Equity

Current Liabilities:
  Line of Credit                                     $      -      $   84,000
  Trade accounts payable                              266,000         235,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                                188,000         239,000
    Other                                             147,000         203,000
  Current maturities of long-term debt                128,000         150,000
                                                   -----------   ------------

    Total Current Liabilities                         729,000         911,000

Long-Term Debt, less current maturities               138,000          33,000
                                                   -----------   ------------

    Total Liabilities                                 867,000         944,000
                                                   -----------   ------------

Commitments

Shareholders' Equity
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized; none issued                --              --
  Common stock, $0.01 par value,
    shares authorized, 10,000,000;
    issued 2,299,254 and outstanding 1,652,016          23,000          23,000
  Additional paid-in capital                         3,278,000       3,278,000
  Accumulated deficit                               (1,511,000)     (1,425,000)
  Translation Adjustment                                (5,000)        (15,000)
                                                   -----------    ------------
                                                     1,785,000       1,861,000
  Less common stock in treasury,
    at cost, 647,238 shares                           (855,000)       (855,000)
                                                   -----------    ------------
    Total Shareholders' Equity                         930,000       1,006,000
                                                   -----------    ------------
Total Liabilities and Shareholders' Equity          $1,797,000      $1,950,000
                                                   -----------    ------------
                                                   -----------    ------------

See accompanying notes to consolidated financial statements.

           BARRINGER LABORATORIES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                     1996              1995
                                                 ------------      -----------
Sales of Services                                 $1,296,000        $1,442,000

Cost of Services Sold                              1,011,000         1,081,000
                                                 ------------      -----------
Gross Profit                                         285,000           361,000
                                                 ------------      -----------
Selling, general and administrative expenses         362,000           350,000
                                                 ------------      -----------
Operating Profit (Loss)                              (77,000)           11,000

Other Income (Expense):
  Interest income                                      3,000            14,000
  Interest expense                                   (15,000)          (21,000)
  Other                                                3,000            (1,000)
                                                 ------------      -----------
Total Other Income (Expense)                          (9,000)           (8,000)
                                                 ------------      -----------
Income (Loss) before Income Taxes                    (86,000)            3,000

Provision for Income Taxes                                 -                 -
                                                 ------------      -----------
Net Income (Loss) for the period                  $  (86,000)       $    3,000
                                                 ------------      -----------
                                                 ------------      -----------
Per Share Data:

  Net Income (Loss) per share                     $     (.05)       $        -
                                                 ------------      -----------
                                                 ------------      -----------
Weighted average common shares outstanding         1,652,016         2,299,254
                                                 ------------      -----------
                                                 ------------      -----------

See accompanying notes to consolidated financial statements.

           BARRINGER LABORATORIES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH
                           (UNAUDITED)


                                                 THREE MONTHS ENDED MARCH 31,
                                                     1996              1995
                                                 ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for the period                  $ (86,000)       $   3,000
Items not affecting cash
  Depreciation and amortization                     112,000          136,000
  Bad debt expense                                    3,000            2,000
  Other                                              10,000          (13,000)
  Decrease (increase) in operating
    assets net of operating liabilities             260,000          (84,000)
                                                 ------------      -----------

  Cash Provided by Operating Activities             299,000           44,000
                                                 ------------      -----------
CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and equipment                 (109,000)         (46,000)
                                                 ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in long term debt                          148,000                -
Reduction in long-term debt                         (65,000)         (80,000)
Increase (decrease) in short term borrowings        (84,000)          75,000
                                                 ------------      -----------
  Cash Provided by (Used in)
    Financing Activities                             (1,000)          (5,000)
                                                 ------------      -----------
Increase (decrease) in cash                         189,000           (7,000)

Cash - beginning of period                          170,000           39,000
                                                 ------------      -----------

Cash - end of period                              $ 359,000        $  32,000
                                                 ------------      -----------
                                                 ------------      -----------

See accompanying notes to consolidated financial statements.

           BARRINGER LABORATORIES, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH
                           (UNAUDITED)
                           (CONTINUED)

                                                  THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                     1996               1995
                                                 ------------      -----------
Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables                               $ 337,000         $(108,000)
  Due from affiliate                                      -           (19,000)
  Other current assets                               (1,000)           19,000
  Accounts payable and accrued liabilities          (76,000)           14,000
  Other                                                   -            10,000
                                                 ------------      -----------
Total - net                                       $ 260,000          $(84,000)
                                                 ------------      -----------
                                                 ------------      -----------

Cash paid during the period
  for interest                                    $  15,000          $ 21,000
                                                 ------------      -----------
                                                 ------------      -----------

Cash paid during the period for income taxes      $       -          $      -
                                                 ------------      -----------
                                                 ------------      -----------


See accompanying notes to consolidated financial statements.

           BARRINGER LABORATORIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its wholly owned subsidiary, Barringer Laboratorios de Mexico S.A. de C.V. ("BLM"), as of March 31, 1996 and the results of their operations and their cash flows for the three months ended March 31, 1996 and 1995. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1995 audited financial statements of Barringer Laboratories, Inc. and Subsidiary included in its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The Form 10-KSB should be read in conjunction herewith.

2.   SEASONALITY

     The business of the Company has been seasonal as a result of cold weather restricting the availability of samples to the laboratories in the cold winter months. Therefore, the results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

           BARRINGER LABORATORIES, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales of services for the three months ended March 31, 1996 of $1,296,000 represents a decrease of $146,000 (11.2%) from the same period in 1995. The Environmental Division, experienced a decrease of $244,000 (24.5%) primarily due to an existing customer's large one-time project which generated sales of $198,000 for the three months ended March 31, 1995. Additionally, there were volume decreases of $46,000 from other existing customers due to the uncertainty surrounding the allocation of funds through the government budgeting process. The Environmental Division's April, 1996 sales were less than April, 1995 sales due to this uncertainty. Management of the Company believes this uncertainty is only for a short period until the federal government budget is finalized. The Mineral Division experienced an increase of $98,000 (22.0%) due to an increase in Mexico sales of $174,000 over the same period in 1995. This increase was due primarily to an existing customer's special project, which generated sales of $92,000 for the three months ended March 31, 1996, as well as the addition of new customers. This increase was offset by a decrease of $76,000 (19.9%) in Mineral sales in the United States caused by the severe wet weather in the Sierra Mountains of Nevada.

Gross profit as a percentage of sales for the three months ended March 31, 1996 was 22.0% as compared to 25.0% for the same period in 1995. This decrease was due to production inefficiencies in the Environmental Division lab caused by lower sales and fixed costs allocated over a smaller sales base.

Operating expenses for the three months ended March 31, 1996 of $362,000 increased by $12,000 (3.4%) from the same period in 1995 primarily due to higher selling payroll expenses and higher professional fees.

Other expenses for the three months ended March 31, 1996 were $9,000 compared to $8,000 for the same period in 1995. This increase of $1,000 was primarily due to lower interest income, offset by lower interest expense and other income.

For the three months ended March 31, 1996 the Company incurred a loss of $86,000 compared to income of $3,000 for the same period in 1995. This decrease of $89,000 was primarily due to volume decreases in sales and production inefficiencies in the Environmental Division, higher selling/general administration expenses, and lower interest income offset by lower interest expenses.

           BARRINGER LABORATORIES, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



CAPITAL RESOURCES AND LIQUIDITY

Cash totaled $359,000 at March 31, 1996, compared with $170,000 at December 31, 1995. The $189,000 increase in cash resulted from cash provided by operating activities of $299,000 which was offset by cash used for the purchase of property and equipment of $109,000 and net cash used in financing activities of $1,000.

Cash provided by operating activities resulted from the effect of certain non-cash reconciling items of $125,000 (primarily depreciation and amortization) and a decrease in operating assets (primarily trade receivables) net of operating liabilities of $260,000, offset by the net loss of $86,000.

Cash used for the purchase of property and equipment of $109,000 was related to the acquisition of computer hardware and software to upgrade the Laboratory Information Management System (LIMS).

Cash used in financing activities of $1,000 consisted of $65,000 used to reduce long-term debt and a decrease in the working line of credit of $84,000, offset by an increase in long term debt.

The Company has a working line of credit from a lending institution. This line of credit availability is equal to 80% of the Company's eligible accounts receivable. This line of credit is funding the Company's current working capital requirements and has also been used to guarantee a $150,000 letter of credit required by the Colorado Department of Health to increase the level of the Company's Radiochemistry License. This increase in the license gives the Company the ability to grow the radiochemistry analytical business.

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

           BARRINGER LABORATORIES, INC. AND SUBSIDIARY
               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



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


                   BARRINGER LABORATORIES, INC.
                   ----------------------------
                           (REGISTRANT)


Date: May 13, 1996                By: /s/ CHARLES E. RAMSAY
                                      -------------------------------\
                                  Charles E. Ramsay
                                  Chief Financial Officer