Form 10QSB
period 1996-06-30
BARRINGER LABORATORIES INC
filed 1996-07-30
CIK 859463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                    Commission
JUNE 30, 1996                                            FILE NUMBER 0-8241


                         BARRINGER LABORATORIES, INC.
                 (Name of small business issuer in its charter)

                 DELAWARE                               84-0951626
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

         15000 WEST 6TH AVENUE, SUITE 300, GOLDEN, COLORADO 80401-5047
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


                             Yes   X       No
                                 -----        -----


Number of shares outstanding as of June 30, 1996 - 1,652,016 of Common Stock, $.01 par value.

                         BARRINGER LABORATORIES, INC.



                                    INDEX


Part I    -    Financial Information

          -    Consolidated Balance Sheets as of June 30, 1996
               (Unaudited) and December 31, 1995;

          - Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 1996 and 1995;

          - Consolidated Statements of Cash Flows (Unaudited) for the Three Months and Six Months Ended June 30, 1996 and 1995;

          -    Notes to Consolidated Financial Statements; and

          - Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II   -    Other Information

          -    None



Signatures

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                      JUNE 30,     DECEMBER 31,
                                        1996           1995
                                     -----------   ------------
                                     (UNAUDITED)

Assets

Current Assets:
  Cash                               $  296,000      $  170,000
  Trade receivables, less
    allowance of $26,000 and
    $21,000 for doubtful accounts       910,000       1,078,000
  Due from affiliate                      3,000           1,000
  Prepaid expenses and other             92,000         113,000
                                     ----------      ----------
    Total Current Assets              1,301,000       1,362,000
                                     ----------      ----------

Property and Equipment:
  Machinery and equipment             1,638,000       1,677,000
  Machinery and equipment under
    capital lease obligations           479,000         472,000
  Leasehold improvements                644,000         639,000
  Office furniture and equipment         62,000          62,000
                                     ----------      ----------
                                      2,823,000       2,850,000

  Less accumulated depreciation
    and amortization                  2,341,000       2,309,000
                                     ----------      ----------

      Net Property and Equipment        482,000         541,000

Other Assets                             52,000          47,000
                                     ----------      ----------


Total Assets                         $1,835,000      $1,950,000
                                     ----------      ----------
                                     ----------      ----------




See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (CONCLUDED)

                                        JUNE 30,     DECEMBER 31,
                                          1996           1995
                                       -----------   ------------
                                       (UNAUDITED)
Liabilities and Shareholders' Equity

Current Liabilities:
  Line of Credit                       $   21,000     $   84,000
  Trade accounts payable                  202,000        235,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                    187,000        239,000
    Other                                 105,000        203,000
  Current maturities of long-
    term debt                             110,000        150,000
                                       ----------     ----------

    Total Current Liabilities             625,000        911,000

Long-Term Debt, less current
  maturities                              122,000         33,000
                                       ----------     ----------

    Total Liabilities                     747,000        944,000
                                       ----------     ----------

Commitments

Shareholders' Equity
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                              -              -
  Common stock, $0.01 par value,
    shares authorized, 10,000,000;
    issued 2,299,254 and out-
    standing 1,652,016                     23,000         23,000
  Additional paid-in capital            3,278,000      3,278,000
  Accumulated deficit                  (1,347,000)    (1,425,000)
  Translation Adjustment                  (11,000)       (15,000)
                                       ----------     ----------
                                        1,943,000      1,861,000
  Less common stock in treasury,
    at cost, 647,238 shares              (855,000)      (855,000)
                                       ----------     ----------
    Total Shareholders' Equity          1,088,000      1,006,000
                                       ----------     ----------
Total Liabilities and
  Shareholders' Equity                 $1,835,000     $1,950,000
                                       ----------     ----------
                                       ----------     ----------

See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         IN THOUSANDS EXCEPT SHARE DATA
                                   (UNAUDITED)


                             THREE MONTHS          SIX MONTHS
                           ----------------     ----------------
                            ENDED JUNE 30,       ENDED JUNE 30,
                           ----------------     ----------------
                            1996      1995       1996      1995
                           ------    ------     ------    ------
Sales of Services
  United States            $1,409    $1,491     $2,467    $2,869
  Mexico                      266       156        504       220
                           ------    ------     ------    ------
Total Sales of Services     1,675     1,647      2,971     3,089

Cost of Services Sold       1,124     1,141      2,135     2,222
                           ------    ------     ------    ------
  Gross Profit                551       506        836       867
                           ------    ------     ------    ------
  Selling, general and
    administrative            385       339        747       689
                           ------    ------     ------    ------
  Operating Profit            166       167         89       178

Other Income (Expense):
  Interest income               4        20          7        34
  Interest expense            (16)      (24)       (31)      (45)
  Translation loss             -        (16)        -        (16)
  Other                        10       (32)        13       (33)
                           ------    ------     ------    ------
  Total Other Income
    (Expense)                  (2)      (52)       (11)      (60)
                           ------    ------     ------    ------
Income before
  Income Taxes                164       115         78       118

Provision for Income Taxes    -          -          -         -
                           ------    ------     ------    ------
Net Income for
  the period               $  164    $  115     $   78    $  118
                           ------    ------     ------    ------
                           ------    ------     ------    ------

See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         IN THOUSANDS EXCEPT SHARE DATA
                                   (UNAUDITED)
                                   (CONTINUED)


                             THREE MONTHS          SIX MONTHS
                           ----------------     ----------------
                            ENDED JUNE 30,       ENDED JUNE 30,
                           ----------------     ----------------
                            1996      1995       1996      1995
                           ------    ------     ------    ------

Per Share Data:

Net Income per share         $  .10    $  .05     $  .05    $  .05
                          --------- ---------  --------- ---------
                          --------- ---------  --------- ---------

Weighted average common
  shares outstanding      1,652,016 2,299,254  1,652,016 2,299,254
                          --------- ---------  --------- ---------
                          --------- ---------  --------- ---------





See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                         IN THOUSANDS EXCEPT SHARE DATA
                                   (UNAUDITED)

                                 THREE MONTHS       SIX MONTHS
                               ---------------   ----------------
                                ENDED JUNE 30,    ENDED JUNE 30,
                               ---------------   ----------------
                                1996     1995     1996     1995
                               ------   ------   ------   ------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income for the period      $ 164    $ 115    $  78    $ 118
Items not affecting cash
  Depreciation and
     amortization                 98      139      210      275
  Bad debt expense                 5        2        8        4
  Other                           (6)      29        4       16
 Decrease (increase) in
    operating assets net
    of operating liabilities    (269)    (175)      (9)    (259)
                               ------   ------   ------   ------
  Cash Provided by (Used In)
    Operating Activities          (8)     110      291      154
                               ------   ------   ------   ------

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and
  equipment                       (4)     (32)    (113)     (78)
                               ------   ------   ------   ------

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in long-term debt        -        -       148       -
Reduction in long-term debt      (72)     (91)    (137)    (171)
Increase (decrease) in
  short term borrowings           21       28      (63)     103
                               ------   ------   ------   ------
  Cash Provided by (Used In)
    Financing Activities         (51)     (63)     (52)     (68)
                               ------   ------   ------   ------

Increase (decrease) in cash      (63)      15      126        8

Cash-beginning of period         359       32      170       39
                               ------   ------   ------   ------

Cash-end of period             $ 296    $  47    $ 296    $  47
                               ------   ------   ------   ------
                               ------   ------   ------   ------




See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         IN THOUSANDS EXCEPT SHARE DATA
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                   (CONTINUED)



                              THREE MONTHS          SIX MONTHS
                             --------------      ---------------
                             ENDED JUNE 30,       ENDED JUNE 30,
                             --------------      ---------------
                             1996     1995        1996      1995
                            -----    -----       -----     -----
Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables         $(177)   $(110)      $ 160     $(218)
  Due from affiliate           (2)     (10)         (2)      (29)
  Other current assets         22      (13)         21         6
  Accounts payable and
    accrued liabilities      (107)     (34)       (183)      (20)
  Other                        (5)      (8)         (5)        2
                            -----    -----       -----     -----
Total - net                 $(269)   $(175)      $  (9)    $(259)
                            -----    -----       -----     -----
                            -----    -----       -----     -----


Cash paid during the
  period for interest       $  16    $  24       $  31     $  45
                            -----    -----       -----     -----
                            -----    -----       -----     -----

Cash paid during the
  period for income taxes   $   -    $  -        $   -     $  -
                            -----    -----       -----     -----
                            -----    -----       -----     -----



See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its wholly owned subsidiary, Barringer Laboratorios de Mexico S.A. de C.V. (BLM) as of
     June 30, 1996 and the results of their operations and their cash flows for
     the three months and the six  months ended June 30, 1996 and 1995.   The
     accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1995 audited financial statements of Barringer Laboratories, Inc. and Subsidiary included in their Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The Form 10-KSB should be read in conjunction herewith.


2.   SHAREHOLDERS' EQUITY

     The Company has entered into an exclusive arrangement with The Nassau Group, Inc. of Westport, Connecticut, to provide the Company with financial advisory services and investment banking support over the course of the next two years. The Nassau Group will provide assistance in terms of evaluating strategic growth and acquisition opportunities, evaluating financing alternatives and helping to arrange for the Company's future
     capital needs.   Individuals associated with Nassau have purchased
     approximately 13% of the Company's common stock from other stockholders.
     In addition to the agreement mentioned above, such individuals were granted certain warrants to purchase up to 105,000 shares of the Company's common stock at an averaging price of $1.11 per share. Such warrants expire
     May 13, 2001.  As of July 26, 1996 such warrants have not been exercised.


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

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Sales of services for the three months ended June 30,  1996 of $1,675,000
represents an increase of $28,000 (1.7%) from the same period in  1995.   The
Environmental Division experienced a decrease of $208,000 (19.1%) primarily due to the loss of an existing customer's large one-time project which generated sales of $48,000 for the three months ended June 30, 1995. Additionally, there were volume decreases of $160,000 from other existing customers due to the uncertainty surrounding the allocation of funds through the government budgeting process. Environmental sales for the remaining six months of 1996 will continue to be below 1995 sales levels due to this uncertainty. The Mineral Division experienced an increase of $236,000 (43.2%) over the same period in 1995. Mineral sales in the United States increased $126,000 (31.3%) over same period in 1995 due to the addition of four new customers. Mineral sales in Mexico increased $110,000 (70.5%) due primarily to an increase in sales of $110,000 from one existing customer. Mineral sales for the remaining six months of 1996 should continue to be above 1995 sales levels due to increasing activities in the Mineral Mexico market.

Gross profit as a percentage of sales for the three months ended June 30, 1996 was 32.9% as compared to 30.7% for the same period in 1995. This increase was primarily due to production efficiencies in the Mineral Division as a result of higher sales and fixed costs allocated over a larger sales base. Additionally, this increase is due to lower equipment costs and lower depreciation.

Operating expenses for the three months ended June 30, 1996 of $385,000 increased by $46,000 (13.6%) from the same period in 1995 primarily due to higher selling expenses and higher professional fees.

Other expenses for the three months ended June 30, 1996 were $2,000 compared to $52,000 for the same period in 1995. This decrease of $50,000 was due to a lack of translation losses, which were $16,000 in 1995, lower interest expense, and higher other income, offset by lower interest income.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995 (CONTINUED)

For the three months ended June 30, 1996 the Company had income before income taxes of $164,000 compared to income of $115,000 for the same period in 1995. This increase of $49,000 (42.6%) was due primarily to production efficiencies in the Mineral Division, lower equipment costs, lower depreciation, lower interest expense, a lack of translation losses, and other income, offset by higher selling, general administrative expenses and lower interest income.


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Sales of Services for the six months ended June 30, 1996 of $2,971,000 represents a decrease of $118,000 (3.8%) from the same period in 1995. The Environmental Division experienced a decrease of $452,000 (21.7%) due to the loss of one customer's large one-time project, which generated sales of $254,000 for the six months ended June 30, 1995. Additionally, there were volume decreases of $198,000 from existing customers due to the uncertainty surrounding the allocation of funds through the government budgeting process. Environmental sales for the remaining six months of 1996 will continue to be below 1995 sales levels due to this uncertainty. The Mineral Division experienced an increase of $334,000 (33.3%) due primarily to volume increases in Mexico sales of $294,000 (129.1%) over the same period in 1995. This increase was due primarily to an existing customer's special project, which generated sales of $92,000 in the three months ended March 31, 1996, volume increase in sales of $143,000 from another existing customer, and the addition of new customers. Mineral sales in the United States increased $50,000 (6.4%) due to addition of new customers. Mineral sales for the remaining six months of 1996 should continue to be above 1995 sales levels due to increasing activity in the Mineral Mexico market.

Gross profit as a percentage of sales for the six months ended June 30, 1996 was 28.1% which equals the gross profit percentage for the same period in 1995.

Operating expenses for the six months ended June 30, 1996 of $747,000 increased by $58,000 (8.4%) from the same period in 1995 primarily due to higher selling expense and higher professional fees.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                     MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                (CONTINUED)


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (CONTINUED)

Other expenses for the six months ended June 30, 1996 were $11,000 compared to $60,000 for the same period in 1995. This decrease of $49,000 was due primarily to lower interest expense, a lack of translation losses, and other income, offset by lower interest income.

For the six months ended June 30, 1996 the Company had income before income taxes of $78,000 compared to income of $118,000 for the same period in 1995. This decrease of $40,000 was primarily due to lower sales and higher selling, general and administrative expenses, lower interest income, offset by lower interest expense, a lack of translation losses, and other income.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                     MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                (CONTINUED)



CAPITAL RESOURCES AND LIQUIDITY

Cash totaled $296,000 at June 30, 1996, compared with $170,000 at December 31, 1995. The $126,000 increase in cash resulted from cash provided by operating activities of $291,000 which was offset by cash used in the purchase of property and equipment of $113,000 and net cash used in financing activities of $52,000.

Cash provided by operating activities resulted from the effect of certain non-cash reconciling items of $222,000 (primarily depreciation and amortization) and a decrease in operating assets (primarily trade receivables) net of operating liabilities of $9,000, and net income of $78,000.

Cash used for the purchase of property and equipment of $113,000 was primarily related to the acquisition of computer hardware and software to upgrade the Laboratory Information Management System (LIMS).

Cash used in financing activities of $52,000 consisted of $137,000 used to reduce long-term debt and a decrease in the working line of credit of $63,000, offset by an increase in long term debt of $148,000. This increase was related to the Capitalized Lease debt on the computer hardware and software to upgrade the Laboratory Information Management System (LIMS).

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

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                     MANAGEMENT DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                (CONTINUED)




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




                         BARRINGER LABORATORIES, INC.
                              (REGISTRANT)





Date:  July 29, 1996                   By:  /s/ Charles E. Ramsay
     ---------------------             ----------------------------------
                                            Charles E. Ramsay
                                            Chief Financial Officer