Form 10KSB/A
period 1995-12-31
BARRINGER LABORATORIES INC
filed 1996-09-25
CIK 859463

                                     FORM 10-KSBA

     [X] ANNUAL REPORT Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1995
                                          OR
     [ ]  TRANSITION REPORT Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
     For the transition period from ______________ to _______________
                            Commission File Number 0-8241

                          BARRINGER LABORATORIES, INC.
              -----------------------------------------------------
                (Name of small business issuer in its charter)

          DELAWARE                                      84-0951626
- --------------------------------               -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                Identification No.)

15000 WEST 6TH AVENUE, SUITE 300, GOLDEN, COLORADO      80401-5047
- --------------------------------------------------      ----------
     (Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code   (303) 277-1687
                                                 -----------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, PAR VALUE $.01 PER SHARE
                        --------------------------------------
                                   (Title of Class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes    X       No
                   ----          ----

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

None.


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

Effective December 13, 1995 the Company purchased 647,238 shares of it Common Stock from its largest stockholder. For further information concerning the transaction, see Item 6. "Management's Discussion and Analysis of Plan of Operation and Results of Operations" herein.

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

COMPETITION. There are many independent analytical testing laboratories which compete for the environmental and hazardous waste testing business in the United States. The Company competes with a number of companies which have significantly greater resources. Many of these laboratories use similar equipment and processes. Competition is based not only on price, but also on reputation for accuracy and ability to respond rapidly. In addition, many industrial companies have their own in-house analytical testing capabilities. There are, for example, approximately 50 companies currently participating in the EPA's Contract Laboratory Program. With respect to environmental testing, most of the Company's competitors are either privately owned or are a part of a larger organization. Among such competitors which may have greater resources, financial and other, are Thermo Analytical, Inc., Lockheed Analytical, and Quanterra Corporation.

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


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases office and laboratory space as follows:

                                  Square         Annual            Lease
Location                          Footage         Lease          Expiration     Type
- --------                          -------        ------          ----------     ----
15000 West 6th Avenue, Suite 300   17,800       $174,000       February, 2001    office and analytical
Golden, Colorado                                                                 services laboratory

5301 Longley Lane                  25,500       $191,000       September, 2001   office and analytical
Reno, Nevada                                                                     services laboratory

5301 Longley Lane, #24              2,420       $ 13,800       February, 1998    storage space
Reno, Nevada

3382 Highway 12 East                3,000       $ 16,200       March, 1997       sample preparation
Helena, Montana                                                                  laboratory

BoDega 2 Bicada Blvd.               5,000       $ 12,000       January, 1998     sample preparation
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

                                            Common Stock
                                            ------------
                                        High           Low
                                        ----           ---
1994     First Quarter                  $.81           $.66
         Second Quarter                  .81            .51
         Third Quarter                   .56            .51
         Fourth Quarter                  .51            .38

1995     First Quarter                  $.50           $.37
         Second Quarter                  .31            .31
         Third Quarter                   .63            .25
         Fourth Quarter                  .81            .25


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

                      ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Barringer Laboratories, Inc.
Golden, Colorado


We have audited the accompanying consolidated balance sheets of Barringer Laboratories, Inc. and subsidiary as of December 31, 1995 and 1994 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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




                                  BDO SEIDMAN, LLP




Denver, Colorado
March 6, 1996

                     BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME


                                    YEAR ENDED DECEMBER 31,
                                    -----------------------
                                     1995             1994
                                     ----             ----


Sales of Services (Note 8)        $6,758,000       $5,941,000

Cost of Services Sold              4,666,000        4,456,000
                                  ----------       ----------

  Gross Profit                     2,092,000        1,485,000

Selling, General and
  Administrative Expenses          1,425,000        1,361,000
                                  ----------       ----------

  Operating Profit                   667,000          124,000
                                  ----------       ----------

Other Income (Expense):
  Interest income                     69,000           56,000
  Interest expense                   (80,000)         (96,000)
  Translation loss                   (28,000)            -
  Recovery of Contingency Reserve       -              76,000
  Other                              (63,000)         (16,000)
                                  ----------       ----------

Total Other Income (Expense)        (102,000)          20,000
                                  ----------       ----------

Income before Income Taxes           565,000          144,000

Provision for Income Taxes
  (Note 5)                             8,000             -
                                  ----------       ----------

Net Income                       $   557,000      $   144,000
                                  ----------       ----------
                                  ----------       ----------


Per Share Data:

Net Income per share             $      .25        $      .06
                                  ----------       ----------
                                  ----------       ----------

Weighted average common
  shares outstanding              2,267,335         2,244,456
                                  ----------       ----------
                                  ----------       ----------


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

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                               DECEMBER 31,
                                          --------------------
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

                                                                                    Subscription
                                                                                       Notes
                                   Common Stock      Treasury Stock    Additional   Receivable
                                  ----------------   ---------------    Paid-In     & Deferred   Accumulated  Translation
                                  Shares    Amount   Shares   Amount    Capital    Compensation    Deficit     Adjustment   Total
                                  ------    ------   ------   ------    --------   ------------  -----------  -----------   -----
Balance at January 1, 1994      2,242,816    $ 22        -      $  -     $ 3,256       $ (17)      $(2,126)      $  -      $1,135

Issuance of Common Stock          106,438       1        -         -          62         -             -            -          63
Collections on Subscription
  Notes receivable                   -         -         -         -        -             17           -            -          17
Retirement of Common Stock        (50,000)     -         -         -         (40)        -             -            -         (40)
Translation Adjustment               -         -         -         -        -            -             -           (28)       (28)
Net Income for the Year              -         -         -         -        -            -             144          -         144
                                ---------     ----   ---------   -----     -----       ----        --------      ------     ------
Balance at December 31, 1994    2,299,254      23        -         -       3,278         -          (1,982)        (28)     1,291

Purchase of Treasury
  Stock (Note 2)                     -         -      647,238    (855)      -            -              -           -        (855)
Translation Adjustment               -         -         -         -        -            -              -           13         13
Net Income for Year                  -         -         -         -        -            -             557          -         557
                                ---------     ----   ---------   -----     -----       ----        --------      ------     ------

Balance at December 31, 1995    2,299,254    $ 23     647,238   $(855)    $3,278      $  -         $(1,425)      $ (15)    $1,006
                                ---------     ----   ---------   -----     -----       ----        --------      ------     ------
                                ---------     ----   ---------   -----     -----       ----        --------      ------     ------


See Accompanying Notes to Consolidated Financial Statements.

                     BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                             INCREASE (DECREASE) IN CASH

                                          YEAR ENDED DECEMBER 31,
                                          -----------------------
                                             1995         1994
                                             ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year                  $   557,000  $   144,000
Items not affecting cash
  Depreciation and amortization              565,000      528,000
  Deferred compensation expense                 -          13,000
  Bad debt expense                            13,000       12,000
  Other                                       13,000      (21,000)
  Increase in operating assets net
    of operating liabilities                (243,000)    (296,000)
                                           ----------   ----------

  Cash Provided by Operating
    Activities                               905,000      380,000
                                           ----------   ----------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment          (200,000)    (218,000)
                                           ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                  (346,000)        -
Reduction in long-term debt                 (308,000)    (328,000)
Increase in short-term borrowings             80,000        4,000
Other                                           -          30,000
Receipt of principal from parent
  note receivable                               -         136,000
                                           ----------   ----------

  Cash Used in Financing
    Activities                              (574,000)    (158,000)
                                           ----------   ----------

Increase in cash                             131,000        4,000

Cash-beginning of year                        39,000       35,000
                                           ----------   ----------

Cash-end of year                          $  170,000    $  39,000
                                           ----------   ----------
                                           ----------   ----------



See accompanying notes to consolidated financial statements.

                     BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONTINUED)

                             INCREASE (DECREASE) IN CASH


                                        Year Ended December 31,
                                        -----------------------
                                          1995           1994
                                          ----           ----

Decrease (increase) in operating
  assets net of operating liabilities

  Trade receivables                    $(314,000)     $(128,000)
  Due from affiliate                     (42,000)       (62,000)
  Other current assets                   (44,000)        13,000
  Other assets                            27,000         (9,000)
  Accounts payable and accrued
    liabilities                          130,000       (110,000)
                                       ----------     ----------

Total - net                            $(243,000)     $(296,000)
                                       ----------     ----------
                                       ----------     ----------


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

                     BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                             December 31,
                                         --------------------
                                         1995            1994
                                         ----            ----

Obligations under capital leases (a)   $167,000        $344,000
Other installment obligations            16,000          37,000
                                       --------        --------
                                        183,000         381,000

  Less current maturities               150,000         230,000
                                       --------        --------

                                       $ 33,000        $151,000
                                       --------        --------
                                       --------        --------

(A)  CAPITAL LEASES

As of December 31, 1995 future net minimum lease payments under capital lease obligations are as follows:

              1996                              $154,000
              1997                                33,000
                                                --------

Total minimum lease payments                     187,000
Less amounts representing interest                16,000
Less amounts representing executory costs          4,000
                                                --------

Present value of net minimum lease payments     $167,000
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

                     BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


5.  INCOME TAXES

Sources of income (loss) before income taxes include:


                                   1995           1994
                                   ----           ----

  United States operations      $ 585,000     $ 168,000
  Mexico operations               (28,000)      (24,000)
                                ----------    ----------

                                $ 557,000     $ 144,000
                                ----------    ----------
                                ----------    ----------


The provision for income taxes for the years ended December 31, consisted of the following:

                                       1995           1994
                                       ----           ----
  Current:
    Federal                          $  8,000       $   -
    State                                -              -

  Deferred:
    Federal                           179,000        106,000
    State                              16,000          9,000
                                     --------       ---------

                                      203,000        115,000

  Decrease in valuation allowance    (195,000)      (115,000)
                                     --------       ---------

                                     $  8,000       $   -
                                     --------       ---------
                                     --------       ---------

The significant components of deferred income tax expense consisted of the following:

                                        1995           1994
                                        ----           ----
Utilization of net operating
  loss carryforward                 $ 263,000      $ 124,000
Expense accruals                       21,000         41,000
Depreciation and amortization         (47,000)       (48,000)
Other                                 (42,000)        (2,000)
                                     --------       ---------

Deferred income tax expense          $ 195,000     $ 115,000
                                     --------       ---------
                                     --------       ---------

                     BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

RECONCILIATION OF INCOME TAXES

The following summary reconciles income taxes at the United States statutory rate of 34% in 1995 and 1994 with the actual taxes:

                                     1995          1994
                                     ----          ----
Expense computed
  at the statutory rate           $ 192,000     $  49,000
Losses for which no tax
  benefits has been recognized       10,000         8,000
Non-deductible amortization of
  deferred compensation                -            4,000
Valuation allowance                (195,000)     (115,000)
Other                                 1,000        54,000
                                  ----------    ----------

Provision for income taxes        $   8,000     $    -
                                  ----------    ----------
                                  ----------    ----------

Temporary differences between the financial statement carrying amounts and the tax basis of assets and labilities that give rise to significant portions of the net deferred tax asset relate to the following:

                                           1995           1994
                                           ----           ----

Tax operating loss carryforwards       $1,565 000     $1,828,000
Property and equipment, principally
  due to differences in depreciation      129,000         82,000
Expense accruals                           31,000         52,000
Other                                      52,000         10,000
                                       -----------    -----------
                                        1,777,000      1,972,000
Valuation allowance                    (1,777,000)    (1,972,000)
                                       -----------    -----------

                                        $    -        $     -
                                       -----------    -----------
                                       -----------    -----------


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


                               Exercise         BLI Common Stock
                             Conversion or       Outstanding or
     Security                Option Price     Reserved for Issuance
- -------------------          -------------    ---------------------

Common Stock                                       1,652,016

Stock Options (a)                $ .90               119,000

Warrants (b)
  BTI's Warrants expiring
    five years after issuance    $1.00                 7,500
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

                     BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


(B)  WARRANTS (CONTINUED)


                                  Options       Exercise
                                    and         Price Per
                                  Warrants        Share
                                 --------       ---------

January 1, 1995                   178,500      $ .90-1.00
    Expired in 1995               (52,000)     $ .90
                                  --------     ----------

December 31, 1995                 126,500      $ .90-1.00
                                  --------     ----------
                                  --------     ----------



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


                                 PART II (CONTINUED)


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE



Not applicable.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         Position with the Company     Director
    Name                      and affiliates            Since
    ----                 -------------------------     --------

Robert H. Walker........ Director, President and         1990
                         Chief Executive Officer
                         of the Company

Anthony R. Barringer.... Director of the Company         1991

John J. Harte........... Director and Chairman of the    1989
                         Board of the Company;
                         Director and Vice President of
                         Barringer Technologies Inc.

Stanley S. Binder....... Director of the Company,        1989
                         Director, President and Chief
                         Executive Officer of Barringer
                         Technologies Inc.

Randolph H. Ware........ Director of Company             1991

C.F. Wasser, III........ Director of Company             1991

Vern K. Peterson........ Vice President                   --

Charles E. Ramsay....... Secretary, Treasurer, and        --
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



                              SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation
                                                            -------------------------------
                                 Annual Compensation               Awards          Payouts
                            ----------------------------    --------------------   --------
                                                 Other
                                                 Annual     Restricted
Name and                                         Compen-      Stock                  LTIP      All Other
Principal                                        sation      Award(s)     Option/   Payouts   Compensation
Position           Year(1)  Salary($)  Bonus($)   ($)          ($)      SARs(#)(2)    ($)        ($)(3)
- ---------          -------  ---------  --------  ------     ----------  ----------  -------   ------------
Robert H. Walker    1995     108,212   31,312      N/A         N/A          -         N/A       13,596
President and       1994     104,500   16,000      N/A         N/A       10,000       N/A       13,644
C.E.O.              1993     100,846      -        N/A         N/A          -         N/A       13,478

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

                                     PART III


ITEM 10.  EXECUTIVE COMPENSATION (CONTINUED)

AGGREGATE OPTIONS EXERCISED IN 1995 AND OPTION VALUES AT DECEMBER 31, 1995.

The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's 1995 fiscal year and the number and value of exercisable and unexercisable options to purchase shares of Common Stock held as of the end of the Company's 1995 fiscal year by the executive officer of the Company named in the Summary Compensation Table:


           Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
       ------------------------------------------------------------------------------------------
                                                                                     Value of
                                                                  Number of         Unexercised
                                                                  Unexercised       In-the-Money
                                                                Options/SARs at   Options/SARs at
                                                                    FY-End(#)        FY-End($)
                                                                ---------------   ---------------
                            Shares Acquired         Value         Exercisable/      Exercisable/
              Name             on Exercise      Realized($)(1)   Unexercisable    Unexercisable(2)
              ----          ---------------     --------------   -------------    ----------------
         Robert H. Walker          0                  0             0/45,000            $0/$0

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

OTHER

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the year ended December 31, 1995, the Company is unaware of any officer or director who failed to file reports required by Section 16 of the Securities Exchange Act of 1934, except that: (1) Robert H. Walker did not timely file a report on Form 3 necessitated by his election as an officer of the Company on January 29, 1991; he also did not report timely the May 5, 1992 acquisition of options to purchase 35,000 shares of Common Stock at $.90 per share, as well as the acquisition on January 25, 1994 of options to purchase 10,000 shares of Common Stock at $.90 per share; (2) Randolph Ware did not file a report on Form 3 necessitated by his election as a director on January 29, 1991, and did not timely report an acquisition of Common Stock on June 28, 1993 of 20,000 shares at $.50 per shares; (3) Anthony Barringer did not timely file a report on Form 3 necessitated by his election as a director on January 29, 1991, as well as not timely report his acquisition on June 28, 1993 of 20,000 shares of Common Stock at $.50 per shares; (4) Charles Ramsay did not timely file a report on Form 3 necessitated by his election as an officer on January 29, 1991, as well as not timely report his acquisition on May 6, 1992 of options to purchase 8,000 shares of Common Stock at $.90 per share, as well as not timely report his acquisition on January 25, 1994 of options to purchase 8,000 shares of Common Stock at $.90 per share; (5) Vern Peterson did not timely file a Form 3 necessitated by his election as an officer on January 29, 1991, as well as not timely report his acquisition on May 6, 1992 of options to purchase 8,000 shares of Common Stock at $.90 per share, as well as not timely report his acquisition on January 25, 1994 of options to purchase 8,000 shares of Common Stock at $.90 per share. Upon discovery in August 1996 of the oversight of filing of these reports, all of the proper fillings were made promptly.


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

                     BARRINGER LABORATORIES, INC. AND SUBSIDIARY

                                       PART III

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)

                                       Number of Shares   Percent
Name of Beneficial Owner              of Common Stock(1)  of Class
- ------------------------              ------------------  --------

Robert H. Walker.....................       80,000           4.2
  Barringer Laboratories, Inc.
  15000 W. Sixth Ave., Suite 300
  Golden, Colorado 80401

Vern Peterson........................       34,000           1.8
  Barringer Laboratories, Inc.
  5301 Longley Lane
  Bldg. E, Suite 178
  Reno, Nevada 89511

Charles E. Ramsay....................       28,000           1.4
  Barringer Laboratories, Inc.
  15000 W. 6th Ave., Suite 300
  Golden, Colorado 80401

Stanley S. Binder....................       10,000            *
  Barringer Technologies Inc.
  219 South Street
  New Providence, New Jersey 07974

Anthony R. Barringer.................       37,000           1.9
  25060 Montane Drive West
  Golden, Colorado 80401

John J. Harte........................       35,000           1.5
  Mid-Lakes Distributing, Inc.
  1029-37 West Adams Street
  Chicago, Illinois 60607

Randolph H. Ware.....................       30,000           1.5
  2105 Kohler
  Boulder, Colorado 80303

C.F. Wasser, III.....................      136,418           7.0
  12290 Chinchilla Ct.
  Rosemont, Minnesota 55068

All directors and officers as a group
  consisting of eight (8) persons....      390,418          20.1

                     BARRINGER LABORATORIES, INC. AND SUBSIDIARY


                                       PART III


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)


                                      Number of Shares   Percent
Name of Beneficial Owner             of Common Stock(1)   of Class
- ------------------------             ------------------  ---------

Barringer Technologies, Inc.(2)(3)...     432,475           22.2
  219 South Street
  New Providence, New Jersey 07974

Dino Catelli.........................     183,847            9.5
  Via Diversi 23
  Lucca, Italy

LAMBDA III L.P. .....................     193,103            9.9
  41 East 57th Street
  New York, New York 10022


- ------------------------------

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

Date:  September 23, 1996

                   By: /s/ Robert H. Walker
                       ---------------------------
                       Robert H. Walker, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Titles or Capacities            Date
- ---------                   ---------------------           ----

/s/ Robert H. Walker        Director, President and        September 23, 1996
- ------------------------    Chief Executive Officer
Robert H. Walker            (Principal Executive
                            Officer)


/s/ Stanley S. Binder       Director                       September 23, 1996
- ------------------------
Stanley S. Binder


/s/ Charles E. Ramsay       Chief Financial Officer,       September 23, 1996
- ------------------------    Treasurer and Secretary
Charles E. Ramsay


/s/ Anthony R. Barringer    Director                       September 23, 1996
- ------------------------
Anthony R. Barringer


/s/ John J. Harte           Director                       September 23, 1996
- ------------------------
John J. Harte


/s/ Randolph H. Ware        Director                       September 23, 1996
- ------------------------
Randolph H. Ware


/s/ C.F. Wasser, III        Director                       September 23, 1996
- ------------------------
C.F. Wasser, III