Form 10QSB
period 1996-09-30
BARRINGER LABORATORIES INC
filed 1996-11-08
CIK 859463

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                      Commission
September 30, 1996                         File Number 0-8241
---------------------                      --------------------

                        BARRINGER LABORATORIES, INC.
               ----------------------------------------------
               (Name of small business issuer in its charter)

                 DELAWARE                           84-0951626
     -------------------------------            -------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

        15000 WEST 6TH AVENUE, SUITE 300, GOLDEN, COLORADO 80401-5047
        -------------------------------------------------------------
                  (Address of principal executive office)

Issuer's telephone number, including area code    (303) 277-1687
                                              --------------------------

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

Number of shares outstanding as of September 30, 1996 - 1,652,016 of Common Stock, $.01 par value.

                         BARRINGER LABORATORIES, INC.



                                     INDEX


Part I    -    Financial Information

          -    Consolidated Balance Sheets as of September 30,
               1996 (Unaudited) and December 31, 1995;

          - Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 1996 and 1995;

          - Consolidated Statements of Cash Flows (Unaudited) for the Three Months and Nine Months Ended September 30, 1996 and 1995;

          -    Notes to Consolidated Financial Statements; and

          - Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II   -    Other Information

          -    None



Signatures

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


                                    SEPTEMBER 30,   DECEMBER 31,
                                        1996            1995
                                    ------------    ------------
                                     (UNAUDITED)

Assets

Current Assets:
  Cash                               $  646,000      $  170,000
  Trade receivables, less
    allowance of $10,000 and
    $21,000 for doubtful accounts     1,088,000       1,078,000
  Due from affiliate                       -              1,000
  Prepaid expenses and other             38,000         113,000
                                     ----------      ----------

    Total Current Assets              1,772,000       1,362,000
                                     ----------      ----------


Property and Equipment:
  Machinery and equipment             1,837,000       1,677,000
  Machinery and equipment under
    capital lease obligations           320,000         472,000
  Leasehold improvements                644,000         639,000
  Office furniture and equipment         79,000          62,000
                                     ----------      ----------
                                      2,880,000       2,850,000

  Less accumulated depreciation
    and amortization                  2,443,000       2,309,000
                                     ----------      ----------

      Net Property and Equipment        437,000         541,000

Other Assets                             56,000          47,000
                                     ----------      ----------


Total Assets                         $2,265,000      $1,950,000
                                     ----------      ----------
                                     ----------      ----------

See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (CONCLUDED)


                                      SEPTEMBER 30,  DECEMBER 31,
                                          1996           1995
                                      -------------  ------------
                                       (UNAUDITED)

Liabilities and Shareholders' Equity

Current Liabilities:
  Line of Credit                       $     -        $   84,000
  Trade accounts payable                  215,000        235,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                    241,000        239,000
    Other                                 152,000        203,000
  Current maturities of long-
    term debt                              77,000        150,000
                                       ----------     ----------

    Total Current Liabilities             685,000        911,000

Long-Term Debt, less current
  maturities                              112,000         33,000
                                       ----------     ----------

    Total Liabilities                     797,000        944,000
                                       ----------     ----------

Commitments

Shareholders' Equity
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                              -              -
  Common stock, $0.01 par value,
    shares authorized, 10,000,000;
    issued 2,299,254 and out-
    standing 1,652,016                     23,000         23,000
  Additional paid-in capital            3,278,000      3,278,000
  Accumulated deficit                    (965,000)    (1,425,000)
  Translation Adjustment                  (13,000)       (15,000)
                                       ----------     ----------
                                        2,323,000      1,861,000
  Less common stock in treasury,
    at cost, 647,238 shares              (855,000)      (855,000)
                                       ----------     ----------

    Total Shareholders' Equity          1,468,000      1,006,000
                                       ----------     ----------

Total Liabilities and
  Shareholders' Equity                 $2,265,000     $1,950,000
                                       ----------     ----------
                                       ----------     ----------


See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS EXCEPT SHARE DATA
                                 (UNAUDITED)


                              THREE MONTHS              NINE MONTHS
                           ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                           -------------------       -------------------
                            1996         1995         1996         1995
                           ------       ------       ------       ------
Sales of Services
  United States            $1,915       $1,763       $4,382       $4,632
  Mexico                      204          104          708          324
                           ------       ------       ------       ------
Total Sales of Services     2,119        1,867        5,090        4,956

Cost of Services Sold       1,320        1,216        3,455        3,438
                           ------       ------       ------       ------
  Gross Profit                799          651        1,635        1,518
                           ------       ------       ------       ------
  Selling, general and
    administrative            407          336        1,154        1,025
                           ------       ------       ------       ------
  Operating Profit            392          315          481          493

Other Income (Expense):
  Interest income               8           19           15           53
  Interest expense            (11)         (22)         (42)         (67)
  Translation loss             (5)          (3)          (5)         (19)
  Other                        (2)         (14)          11          (47)
                           ------       ------       ------       ------
  Total Other Income
    (Expense)                 (10)         (20)         (21)         (80)
                           ------       ------       ------       ------
Income before
  Income Taxes                382          295          460          413

Provision for Income Taxes      -            -            -            -
                           ------       ------       ------       ------
Net Income for
  the period               $  382       $  295       $  460       $  413
                           ------       ------       ------       ------
                           ------       ------       ------       ------


        See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       IN THOUSANDS EXCEPT SHARE DATA
                                 (UNAUDITED)
                                 (CONTINUED)


                                  THREE MONTHS                NINE MONTHS
                               ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                             ----------------------     ----------------------
                                1996         1995          1996         1995
                             ---------    ---------     ---------    ---------
Per Share Data:

Net Income per share         $     .23    $     .13     $     .28    $     .18
                             ---------    ---------     ---------    ---------
                             ---------    ---------     ---------    ---------
Weighted average common
  shares outstanding         1,652,016    2,299,254     1,652,016    2,299,254
                             ---------    ---------     ---------    ---------
                             ---------    ---------     ---------    ---------





         See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         INCREASE (DECREASE) IN CASH
                       IN THOUSANDS EXCEPT SHARE DATA
                                 (UNAUDITED)



                                THREE MONTHS      NINE MONTHS
                                    ENDED             ENDED
                                SEPTEMBER 30,     SEPTEMBER 30,
                               --------------    --------------
                                1996    1995      1996    1995
                               -----    -----    -----    -----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period      $ 382    $ 295    $ 460    $ 413
Items not affecting cash
  Depreciation and
    amortization                 102      145      312      420
  Bad debt expense                 6        4       14        8
  Other                           (2)       3        2       19
 Decrease (increase) in
    operating assets net
    of operating liabilities     (17)     111      (26)    (148)
                               -----    -----    -----    -----
 Cash Provided by (Used In)
    Operating Activities         471      588      762      712
                               -----    -----    -----    -----

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and
  equipment                      (57)     (86)    (170)    (164)
                               -----    -----    -----    -----

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in long-term debt        -        -       148       -
Reduction in long-term debt      (43)     (79)    (180)    (250)
Increase (decrease) in
  short term borrowings          (21)    (107)     (84)      (4)
                               -----    -----    -----    -----
  Cash Provided by (Used In)
    Financing Activities         (64)    (186)    (116)    (254)
                               -----    -----    -----    -----

Increase (decrease) in cash      350      286      476      294

Cash-beginning of period         296       47      170       39
                               -----    -----    -----    -----
Cash-end of period             $ 646    $ 333    $ 646    $ 333
                               -----    -----    -----    -----
                               -----    -----    -----    -----


See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         IN THOUSANDS EXCEPT SHARE DATA
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                   (CONTINUED)


                              THREE MONTHS         NINE MONTHS
                          ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                          -------------------  -------------------
                            1996       1995      1996       1995
                            -----    -----       -----     -----

Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables         $(184)   $  91       $ (24)    $(127)
  Due from affiliate            3       42           1        48
  Other current assets         54       23          75        (6)
  Accounts payable and
    accrued liabilities       114      (58)        (69)      (78)
  Other                        (4)      13          (9)       15
                            -----    -----       -----     -----

Total - net                 $ (17)   $ 111       $ (26)    $(148)
                            -----    -----       -----     -----
                            -----    -----       -----     -----


Cash paid during the
  period for interest       $  11    $  22       $  42     $  67
                            -----    -----       -----     -----
                            -----    -----       -----     -----

Cash paid during the
  period for income taxes   $   -    $  -        $   -     $  -
                            -----    -----       -----     -----
                            -----    -----       -----     -----



See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its wholly owned subsidiary, Barringer Laboratorios de Mexico S.A. de C.V. (BLM) as of September 30, 1996 and the results of their operations and their cash flows for the three months and the nine months ended September 30, 1996 and 1995. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1995 audited financial statements of Barringer Laboratories, Inc. and Subsidiary included in their Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The Form 10-KSB should be read in conjunction herewith.

2.   SHAREHOLDERS' EQUITY

     The Company has entered into an exclusive arrangement with The Nassau Group, Inc. of Westport, Connecticut, to provide the Company with financial advisory services and investment banking support over the course of the next two years. The Nassau Group will provide assistance in terms of evaluating strategic growth and acquisition opportunities, evaluating financing alternatives and helping to arrange for the Company's future capital needs. Individuals associated with Nassau have purchased approximately 13% of the Company's common stock from other stockholders.
     In addition to the agreement mentioned above, such individuals were granted certain warrants to purchase up to 105,000 shares of the Company's common stock at an average price of $1.11 per share. Such warrants expire May 13, 2001. As of November 7, 1996, such warrants have not been exercised.

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

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Sales of services for the three months ended September 30, 1996 of $2,119,000 represents an increase of $252,000 (13.5%) from the same period in 1995. The Environmental Division experienced a decrease of $102,000 (8.0%) primarily as a result of volume decreases of $102,000 from existing customers due the uncertainty surrounding the allocation of funds through the government budgeting process. Environmental sales for the remaining three months of 1996 will continue to be below 1995 sales levels due to this uncertainty. The Mineral Division experienced an increase of $354,000 (59.7%) over the same period in 1995. Mineral sales in the United States increased $254,000 (51.9%) over same period in 1995 due to volume increase in sales of $150,000 from an existing customer and sales from four new customers, who became customers in the first quarter of 1996. Mineral sales in Mexico increased $100,000 (96.2%) due primarily to an increase in sales of $91,000 from one existing customer and the addition of two new customers. Mineral sales for the remaining three months of 1996 should continue to be above 1995 sales levels due to increasing activities in both the U.S. Mineral market and Mexico Mineral market.

Gross profit as a percentage of sales for the three months ended September 30, 1996 was 37.7% as compared to 34.9% for the same period in 1995. This increase was primarily due to production efficiencies in the Mineral Division as a result of higher sales and fixed costs allocated over a larger sales base. Additionally, this increase was due to lower equipment costs and lower depreciation costs.

Operating expenses for the three months ended September 30, 1996 of $407,000 increased by $71,000 (21.1%) from the same period in 1995 primarily due to higher selling expenses (payroll and advertising) and higher professional fees.

Other expenses for the three months ended September 30, 1996 were $10,000 compared to $20,000 for the same period in 1995. This decrease of $10,000 was due to lower interest expense and lower other expenses, offset by lower interest income.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 (CONTINUED)


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (CONTINUED)

For the three months ended September 30, 1996 the Company had income before income taxes of $382,000 compared to income before income taxes of $295,000 for the same period in 1995. This increase of $87,000 (29.5%) was due primarily to production efficiencies in the Mineral Division, lower equipment costs, lower depreciation costs, lower interest expense, and other income, offset by higher operating expenses and lower interest income.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Sales of Services for the nine months ended September 30, 1996 of $5,090,000 represents a increase of $134,000 (2.7%) from the same period in 1995. The Environmental Division experienced a decrease of $554,000 (16.5%) due to the loss of one customer's large one-time project, which generated sales of $254,000 for the nine months ended September 30, 1995. Additionally, there were volume decreases of $300,000 from existing customers due to the uncertainty surrounding the allocation of funds through the government budgeting process. Environmental sales for the remaining three months of 1996 will continue to be below 1995 sales levels due to this uncertainty. The Mineral Division experienced an increase of $688,000 (43.1%) due primarily to volume increases in Mexico sales of $384,000 (118.5%) over the same period in 1995. This increase was due primarily to an existing customer's special project, which generated sales of $92,000 in the three months ended March 31, 1996, volume sales increases of $243,000 from another existing customer, and the addition of new customers. Mineral sales in the United States increased $304,000 (23.9.4%) due to volume sales increases of $182,000 from one existing customer and the addition of four new customers. Mineral sales for the remaining three months of 1996 should continue to be above 1995 sales levels due to increasing activity in the Mineral U.S. market and Mineral Mexico market.

Gross profit as a percentage of sales for the nine months ended September 30, 1996 was 32.1% as compared to 30.6% for the same period in 1995. This increase is primarily due to production efficiencies in the Mineral Division as a result of higher sales, lower equipment costs, and lower depreciation costs.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                  (CONTINUED)


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (CONTINUED)

Operating expenses for the nine months ended September 30, 1996 of $1,154,000 increased by $129,000 (12.6%) from the same period in 1995 primarily due to higher selling expenses (payroll, commissions, and advertising) and higher professional fees.

Other expenses for the nine months ended September 30, 1996 were $21,000 compared to $80,000 for the same period in 1995. This decrease of $59,000 (73.0%) was primarily due to lower interest expense, lower translation losses, and other income, offset by lower interest income.

For the nine months ended September 30, 1996 the Company had income before income taxes of $460,000 compared to income before income taxes of $413,000 for the same period in 1995. This increase of $47,000 (11.4%) was primarily due to higher sales, production efficiencies, lower equipment costs, lower depreciation, lower translation losses, and other income, offset by higher selling/general and administrative expenses and lower interest income.


CAPITAL RESOURCES AND LIQUIDITY

Cash totaled $646,000 at September 30, 1996, compared with $170,000 at December 31, 1995. The $476,000 increase in cash resulted from cash provided by operating activities of $762,000 which was offset by cash used in the purchase of property and equipment of $170,000 and net cash used in financing activities of $116,000.

Cash provided by operating activities resulted from the effect of certain non-cash reconciling items of $328,000 (primarily depreciation and amortization) and an increase in operating assets (primarily trade receivables) net of operating liabilities of $26,000, and net income of $460,000.

Cash used for the purchase of property and equipment of $170,000 was primarily related to the acquisition of computer hardware and software to upgrade the Laboratory Information Management System (LIMS).

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 (CONTINUED)



CAPITAL RESOURCES AND LIQUIDITY

Cash used in financing activities of $116,000 consisted of $180,000 used to reduce long-term debt and a decrease in the working line of credit of $84,000, offset by an increase in long term debt of $148,000. This increase was related to the Capitalized Lease debt on the computer hardware and software to upgrade the Laboratory Information Management System (LIMS).

On September 30, 1996, the Company signed a working line of credit with a bank. This line of credit bears interest, payable monthly, at a floating rate of prime plus 1% (9.5% at September 30, 1996) with a minimum yearly charge of $2,500. This line of credit replaced a previous working line of credit with a lending institution. This previous line of credit had a floating interest rate of prime plus 10% with a minimum monthly charge of $2,500. This new line of credit availability is equal to 80% of the Company's eligible accounts receivable.
This line of credit is funding the Company's current working capital requirements and has also been used to guarantee a $150,000 letter of credit required by the Colorado Department of Health to increase the level of the Company's Radiochemistry License. This increase in the license gives the Company the ability to grow the radiochemistry analytical business.

Management of the Company believes that additional capital is required to fund the short-term and long-term expansion of its environmental and mineral services business and to continue to improve overall Company liquidity. Management is currently evaluating potential funding sources to obtain additional debt or equity financing. Should the receipt of additional funding be delayed, the continued growth of the Company's business may be negatively impacted.

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





Date: November 7, 1996                 By: /s/ Charles E. Ramsay
     ---------------------                 ----------------------------------
                                           Charles E. Ramsay
                                           Chief Financial Officer