Form 10KSB40
period 1996-12-31
BARRINGER LABORATORIES INC
filed 1997-03-26
CIK 859463

                                 FORM 10-KSB

     [X]    ANNUAL REPORT Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1996
                                      OR
     [ ]  TRANSITION REPORT Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934
      For the transition period from              to
                                     ------------    ------------

                         Commission File Number 0-8241

                          BARRINGER LABORATORIES, INC.
                ----------------------------------------------
                (Name of small business issuer in its charter)

          DELAWARE                                 84-0951626
-------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

15000 WEST 6TH AVENUE, SUITE 300, GOLDEN, COLORADO      80401-5047
--------------------------------------------------      ----------
     (Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code   (303) 277-1687
                                              --------------------

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

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The issuer's net sales for its most recent fiscal year ended December 31, 1996 were $7,251,000.

Number of shares outstanding as of March 12, 1997, of Common Stock, $.01 par value - 1,563,756.

The aggregate market value of voting stock held by nonaffiliates of the registrant is $4,886,738 as of March 12, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      (a)  GENERAL

Barringer Laboratories, Inc., (the "Company") is an analytical services company, principally engaged in analytical testing for the environmental and mineral exploration industries (the "Laboratory Business"). The Company was incorporated under the laws of the State of Delaware on December 1, 1988. As of October 20, 1993, the Company incorporated a wholly owned Mexican subsidiary, Barringer Laboratorios de Mexico S.A. de C.V. ("BLM"). The Company's principal office is located at 15000 West 6th Avenue, Suite 300, Golden, Colorado 80401 (telephone (303) 277-1687). The Company also maintains a laboratory facility in Reno, Nevada and minerals sample preparation facility in Hermosillo, Sonora, Mexico.

The Company was organized in December, 1988 by Barringer Technologies Inc. ("BTI"). As of November 18, 1996, BTI had sold all of its remaining ownership of the Company's Common Stock.

In 1995 the Company experienced a $817,000 (13.8%) increase in sales from 1994. The Environmental Division 1995 sales increased $1,322,000 (41.3%) from
1994 due to significant sales volume increases in all labs.   This sales
volume increase was primarily the result of a large major project from an existing customer, a major project from a new customer, and volume increases from existing customers. Mineral Division 1995 sales decreased $505,000 (18.5%) from 1994 due to lower U.S. Sales, which decreased $830,000 (31.1%) from 1994. This decrease was a result of lower existing customer volume in the first five months of 1995 related to cancellation of drilling projects caused by severe wet weather in the Sierra Mountains of California and Nevada. Mineral Division Mexico sales in 1995 increased $325,000 from 1994 due to 1994 sales reflecting only four months of Mexico operations. Due to the overall increase in sales and the production efficiencies in the Environmental Division labs, the Company generated 1995 net income of $557,000.

Effective December 13, 1995 the Company purchased 647,238 shares of it Common Stock from its largest stockholder, BTI.

During 1996, the Company experienced a $493,000 (7.3%) increase in sales from 1995. The Environmental Division 1996 sales decreased $503,000 (11.1%) from 1995 due to the uncertainty surrounding the allocation of funds through the government budgeting process. Mineral Division 1996 sales increased $996,000 (44.6%) from 1995 due to higher U.S. sales which increased $529,000 (28.7%) from 1995. This increase was a result of the addition of four new major customers and volume sales increases from one existing customer. Additionally, Mineral Division Mexico sales in 1996 increased $467,000 (119.6%) from 1995 due to an existing customer's special project, volume sales increases from another existing customer, and the addition of new customers. Due to the overall increase in sales, lower depreciation costs, and the production efficiencies in the Mineral Division labs, the Company generated 1996 after tax net income of $710,000.

As of May 17, 1996, the Company entered into an exclusive agreement with The Nassau Group, Inc. ("Nassau") of Westport, Connecticut, to provide the Company with financial advisory services and investment banking support over the course of the next two years. The Nassau Group will provide assistance in terms of evaluating strategic growth and acquisition opportunities, evaluating financing alternatives and helping to arrange for the Company's future capital needs.

In the fourth quarter, 1996, the Company closed the mineral preparation facility in Helena, Montana due to the depressed gold exploration business in Montana.


As of November 22, 1996, the Company formed a subsidiary, Barringer Laboratories del Peru S.A. ("BLP") located in Lima, Peru. The Company owns 65% of the outstanding shares of BLP, a Peruvian Company owns 30%, and an individual owns 5%. For the year ended December 31, 1996 BLP had no operations.

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

As of November 22, 1996, the Company and a Peruvian Company formed a subsidiary, Barringer Laboratories de Peru S.A. ("BLP"). BLP will have a satellite mineral sample preparation facility in Lima, Peru to support the gold exploration industry.


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

The types of laboratory testing performed include analysis of samples for such contaminants as pesticides, herbicides, PCBs and trace metals; hazardous waste characterization pursuant to the Resource Conservation and Recovery Act of 1976, as amended (i.e.: characterization with regard to corrosivity, ignitability, reactivity, toxicity); clinical chemistry testing of body fluids and tissue analysis for trace metals, organics and radionuclides; and radioactivity analysis in a wide range of matrices, including water, soils and sediments, vegetation, produce and animal tissues. In addition, the Company has the capability to analyze co-contami-nated wastes, a combination of hazardous wastes contaminated with radioactive materials. During 1996, the Company processed in its environmental lab in Golden over 27,000 samples for approximately 260 customers.

During 1996, the environmental laboratory in Golden experienced a 11% decrease in sales from 1995. Approximately 25% of 1996 and 44% of 1995 Environmental sales were a direct result of analytical services provided under contracts relating to federal government spending on environmental enforcement and environmental restoration. Due to the uncertainty surrounding the allocation of funds through the government budgeting process, there is no assurance that environmental sales resulting from government programs will continue to increase in the future. During 1996, the Company increased its sales and marketing effort relating to the analytical testing services for the mining industry and other industries involved in environmental monitoring programs and hazardous waste management.

MINERAL. The Company conducts its geochemical assays from its Reno mineral assay laboratory, which is equipped to perform precious metal fire assays, atomic absorption metal determinations and standard chemical procedures for mineral analysis. Cyanide leach tests for characterizing the metallurgical properties of gold ores are also carried out. Data handling in the laboratory is managed by the proprietary Laboratory Information Management System ("LIMS") which provides customers with direct access to such data as soon as the analysis is complete. Over 270,000 samples were processed in 1996 in Reno's mineral laboratory for approximately 115 customers.

The Company has a satellite sample preparation facility in Hermosillo, Sonora, Mexico.

As of November 22, 1996, the Company and a Peruvian Company formed a subsidiary, Barringer Laboratories de Peru S.A. ("BLP") located in Lima, Peru. BLP will have a satellite mineral sample preparation facility in Lima, Peru to support the gold exploration industry. For the year ended December 31, 1996 BLP had no operations. This facility should be operational by May, 1997.

The mineral assay laboratory experienced an increase of approxi-mately 45% in sales for 1996 as compared to an approximate 18% sales decrease in 1995.

CUSTOMERS. A substantial portion of the Company's sales are made to existing customers on a repeat basis. The Company's customers include public utilities, consulting and construction engineers, waste management companies, government agencies, oil refineries, mining companies and a variety of other industrial companies.

COMPETITION. There are many independent analytical testing laboratories which compete for the environmental and hazardous waste testing business in the United States. The Company competes with a number of companies which have significantly greater resources. Many of these laboratories use similar equipment and processes. Competition is based not only on price, but also on reputation for accuracy and ability to respond rapidly. In addition, many industrial companies have their own in-house analytical testing capabilities. There are, for example, approximately 50 companies currently participating in the EPA's Contract Laboratory Program. With respect to environmental testing, most of the Company's competitors are either privately owned or are a part of a larger organization. Among such competitors which may have greater resources, financial and other, are Terra-Tech, Inc., LAS, Inc., and Quanterra Corporation.

BACKLOG. The backlog of orders at December 31, 1996 and 1995 was $820,000 and $1,123,000. Certain contracts in the backlog of orders may be greater than a year due to customer control over the flow of samples. This is not indicative of sales in 1997. The level of backlog is not necessarily indicative of trends in the Company's business because of the objective of fulfilling customer's service requirements as quickly as possible. There can be no assurance that these orders will generate sales.

EMPLOYEES.  As of December 31, 1996, the Company had 116 employees, the
majority of whom were professional or  technical staff.   Of this total, 111
people were employed on a full-time basis and there were 5 people employed on a temporary basis.

None of the Company's employees are represented by any union, and the Company considers its employee relationships to be satis-factory.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases office and laboratory space as follows:

                                  SQUARE         ANNUAL            LEASE
LOCATION                          FOOTAGE         LEASE          EXPIRATION                 TYPE
--------                          -------       --------         ----------                 ----
15000 West 6th Avenue, Suite 300   17,800       $174,000       February, 2001     office and analytical
Golden, Colorado                                                                  services laboratory

5301 Longley Lane                  25,500       $194,000       September, 2001    office and analytical
Reno, Nevada                                                                      services laboratory

5301 Longley Lane, #24              2,420       $ 13,800       February, 1998     storage space
Reno, Nevada

BoDega 2 Bicada Blvd.               5,000       $ 12,000       January, 1998      sample preparation
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1996.

                                  PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF OUTSTANDING COMMON STOCK

The Company's common stock is traded on the OTC Bulletin Board. It's symbol is BALB. On December 31, 1996, there were approximately 35 holders of record (both beneficial and nominee) of the common stock.

The following table sets forth the high and low bid quotations per share of common stock (symbol BALB) for each quarter of the fiscal years ended December 31, 1996 and 1995 (which represented quota-tions between dealers as reported by the NASDAQ National Market System and the OTC Bulletin Board and do not include retail markup, markdown or commission and may not necessarily represent actual transactions).

                                           COMMON STOCK
                                       --------------------
                                       HIGH            LOW
                                       -----          -----
1995     First Quarter                 $ .50          $ .37
         Second Quarter                  .31            .31
         Third Quarter                   .63            .25
         Fourth Quarter                  .81            .25

1996     First Quarter                 $1.31          $ .37
         Second Quarter                 1.19            .84
         Third Quarter                  1.50            .93
         Fourth Quarter                 2.19           1.44

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, future capital needs, uncertainty of government contracts, uncertainties in revenue due to fluctuations in weather, and other uncertain business conditions that affect the Company's businesses.

With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Capital Resources and Liquidity" may include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS

The following is a breakdown of consolidated operating results for the years ended December 31, 1996 and 1995.

                         BARRINGER LABORATORIES, INC.
           1996 Operating Results Compared to 1995 Operating Results

                                            CONSOLIDATED
                                     --------------------------
                                         Years Ended 12/31
                                        1996           1995
                                     ----------      ----------
Sales of Services                    $7,251,000      $6,758,000

Cost of Services Sold                 4,828,000       4,666,000
                                     ----------      ----------

Gross Profit                          2,423,000       2,092,000

Selling, General and
  Administrative Expenses             1,661,000       1,425,000
                                     ----------      ----------

Operating Profit                        762,000         667,000

Other Income (Expense)                  (26,000)       (102,000)
                                     ----------      ----------

Income before Income Taxes           $  736,000      $  565,000
                                     ----------      ----------
                                     ----------      ----------

1996 COMPARED TO 1995

Sales of services of $7,251,000 reflect a $493,000 (7.3%) increase in sales compared to 1995 sales of $6,758,000. The Environmental Division experienced an decrease in sales of $503,000 (11.1%) due to sales volume decreases in all three labs. This sales volume decrease is due to one customer's large one-time 1995 project which generated sales of $254,000 for 1995, and volume decreases of $249,000 from existing customers. This volume decrease was due to the uncertainty surrounding the allocation of funds through the government budgeting process. Approximately 25% of the Environmental Division sales were with customers whose contracts are directly related to environmental enforcement and restoration. As a result of the uncertainty surrounding the allocation of funds through the fiscal governmental budgeting process, there is no assurance that the Environmental Division sales will continue to increase in the future. The Mineral Division experienced a sales increase of $996,000 (44.6%) from 1995 due to higher U.S. sales, which increased $529,000 (28.7%) from 1995, due to volume sales increase of $296,000 from one existing customer and the addition of four new customers. Mineral Mexico sales increased $467,000 (119.6%) from 1995 due to an existing customer's special project, which generated $92,000 in sales in 1996, volume sales increases of $295,000 from another existing customer, and the addition of new customers.

Gross profit as a percentage of sales was 33.4% for 1996 compared to 31.0% for 1995. This increase in gross profit was primarily due to the increase in Mineral Division sales volume, production efficiencies in the Mineral Division, lower depreciation costs, and fixed costs allocated over a larger sales base.

Selling, general, and administrative expenses of $1,661,000 increased $236,000 (16.6%) from 1995 primarily due to higher selling expenses (payroll, commissions, and advertising) and higher general and administrative expenses (management incentives, directors fees, and professional fees).

Net other expense totaled $26,000 in 1996 which decreased $76,000 (74.5%) from other expense of $102,000 in 1995. This decrease was due to lower interest expenses, lower translation losses, and other income of $6,000. These decreases were offset by lower interest income in 1996, which decreased $32,000 (40.0%) from 1995.

Income before income taxes was $736,000 in 1996; an increase of $171,000 from 1995 income of $565,000. This increase was primarily due to higher sales, production efficiencies, lower depreciation costs, fixed costs allocated over a larger sales base, lower interest expenses, lower translation loss, and other income. These increases were offset by higher selling, general, and administrative expenses and lower interest income.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents totaled $803,000 at December 31, 1996 compared with $170,000 at December 31, 1995. The $633,000 increase in cash and cash equivalents resulted from cash provided by operating activities of $1,039,000, offset by cash used in investing activities of $248,000 and by cash used in financing activities of $158,000.

Cash provided by operating activities resulted from net income of $710,000 for the year and the effect of certain items not affecting cash of $409,000 (primarily depreciation and amortization) offset by an increase in operating assets net of operating liabilities of $50,000.

Cash used for investing activities of $248,000 was for the purchase of property and equipment consisting of $102,000 of lab equipment, $46,000 in leasehold improvements, and $100,000 of computer hardware and software to upgrade the Laboratory Information Management System (LIMS).

Cash used in financing activities of $158,000 was used to reduce long term debt in 1996 of $222,000 and used to decrease short term borrowings in 1996 of $84,000, offset by an increase in long term debt of $148,000.

On September 30, 1996, the Company signed a working line of credit with a bank. This line of credit bears interest, payable monthly, at a floating rate of prime plus 1% (9.5% at December 31, 1996) with a minimum yearly charge of $2,500.
This line of credit replaced a previous working line of credit with a lending institution. This previous line of credit had a floating interest rate of prime plus 10% with a minimum monthly charge of $2,500. This new line of credit availability is equal to 80% of the Company's eligible accounts receivable. This line of credit is funding the Company's current working capital requirements and has also been used to guarantee a $150,000 letter of credit required by the Colorado Department of Health to increase the level of the Company's Radiochemistry License. This increase in the license gives the Company the ability to grow the radiochemistry analytical business.

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

At December 31, 1996, the Company has alternative minimum tax credits of approximately $33,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $3,464,000. Such net operating loss carryforwards expire in varying amounts from 1997 to 2006 and are subject to certain limitations under the Internal Revenue Code ("IRC") of 1986, as amended.

At December 31, 1996 a net deferred tax asset totaling $30,000 was recorded, relating primarily to available alternative minimum tax credits.

As of December 31, 1996 a valuation allowance of $1,479,000 has been recorded, as Management of the Company is not able to determine that it is more likely than not that the remaining deferred tax asset will be realized. The Company has recorded a valuation allowance primarily related to the uncertainty of realizing operating loss carryforwards subject to limitations under the IRC of 1986.

INFLATION

Inflation was not a material factor in either the sales or the operating expenses of the Company during the two year period ended December 31, 1996.

NEW ACCOUNTING PRONOUNCEMENTS

None.

                 ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of Barringer Laboratories, Inc.
Golden, Colorado


We have audited the accompanying consolidated balance sheets of Barringer Laboratories, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, share-holders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barringer Laboratories, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.



                                          BDO SEIDMAN, LLP



Denver, Colorado
February 13, 1997

               BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                    YEAR ENDED DECEMBER 31,
                                  ---------------------------
                                     1996             1995
                                  ----------       ----------
Sales of Services (Note 8)
  United States                   $6,337,000       $6,368,000
  Mexico                             914,000          390,000
                                  ----------       ----------
    Total Sales of Services        7,251,000        6,758,000

Cost of Services Sold              4,828,000        4,666,000
                                  ----------       ----------

  Gross Profit                     2,423,000        2,092,000

Selling, General and
  Administrative Expenses          1,661,000        1,425,000
                                  ----------       ----------

  Operating Profit                   762,000          667,000
                                  ----------       ----------

Other Income (Expense):
  Interest income                     25,000           69,000
  Interest expense                   (48,000)         (80,000)
  Translation loss                    (9,000)         (28,000)
  Other                                6,000          (63,000)
                                  ----------       ----------

Total Other Income (Expense)         (26,000)        (102,000)
                                  ----------       ----------

Income before Income Taxes           736,000          565,000

Provision for Income Taxes
  (Note 5)                            26,000            8,000
                                  ----------       ----------

Net Income                        $  710,000       $  557,000
                                  ----------       ----------
                                  ----------       ----------

Per Share Data:

Net Income per share              $      .43       $      .25
                                  ----------       ----------
                                  ----------       ----------

Weighted average common
  shares outstanding               1,634,653        2,267,335
                                  ----------       ----------
                                  ----------       ----------

See accompanying notes to consolidated financial statements.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     DECEMBER 31,
                                             ---------------------------
                                                1996             1995
                                             ----------       ----------
Assets (Note 3)

Current Assets:
  Cash and cash equivalents                  $  803,000       $  170,000
  Trade receivables, less
    allowance of $15,000 and
    $21,000 for doubtful accounts             1,087,000        1,078,000
  Due from affiliate                                  -            1,000
  Prepaid expenses and other                     99,000          113,000
                                             ----------       ----------

    Total Current Assets                      1,989,000        1,362,000
                                             ----------       ----------


Property, Plant and Equipment:
  Machinery and equipment                     2,000,000        1,677,000
  Machinery and equipment under
    capital lease obligations                   191,000          472,000
  Leasehold improvements                        647,000          639,000
  Office furniture and equipment                 79,000           62,000
                                             ----------       ----------
                                              2,917,000        2,850,000
  Less accumulated depreciation and
    amortization                              2,487,000        2,309,000
                                             ----------       ----------

      Net Property, Plant and Equipment         430,000          541,000

Other Assets                                     75,000           47,000
                                             ----------       ----------

Total Assets                                 $2,494,000       $1,950,000
                                             ----------       ----------
                                             ----------       ----------



See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (CONTINUED)

                                                   DECEMBER 31,
                                            -------------------------
                                               1996           1995
                                            ----------     ----------
Liabilities and Shareholders' Equity

Current Liabilities:
  Line of credit (Note 3)                   $     -        $   84,000
  Trade accounts payable                       213,000        235,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                         256,000        239,000
    Other                                      121,000        203,000
    Income tax payable                          49,000           -
  Current maturities of long-term debt
    (Note 4)                                    58,000        150,000
                                            ----------     ----------
    Total Current Liabilities                  697,000        911,000
Long-Term Debt, less current maturities
  (Note 4)                                      89,000         33,000
                                            ----------     ----------
    Total Liabilities                          786,000        944,000
                                            ----------     ----------

Commitments (Notes 4 and 7)

Shareholders' Equity (Note 6)
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                                   -              -
  Common stock, $0.01 par value,
    shares authorized, 10,000,000;
    issued 1,652,016 and 2,299,254;
    outstanding 1,563,756 and
    1,652,016                                   17,000         23,000
  Additional paid-in capital                 2,532,000      3,278,000
  Accumulated deficit                         (715,000)    (1,425,000)
  Translation adjustment                       (23,000)       (15,000)
                                            ----------     ----------
                                             1,811,000      1,861,000
  Less common stock in treasury,
    at cost, 88,260 and 647,238
    shares (Note 2)                           (103,000)      (855,000)
                                            ----------     ----------
    Total Shareholders' Equity               1,708,000      1,006,000
                                            ----------     ----------
Total Liabilities and
  Shareholders' Equity                      $2,494,000     $1,950,000
                                            ----------     ----------
                                            ----------     ----------



See accompanying notes to consolidated financial statements.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN 000'S EXCEPT SHARE DATA)
                  YEARS ENDED DECEMBER 31, 1996 AND 1995


                                   COMMON STOCK       TREASURY STOCK    ADDITIONAL
                                ------------------   ----------------    PAID-IN    ACCUMULATED   TRANSLATION
                                 SHARES     AMOUNT    SHARES   AMOUNT    CAPITAL      DEFICIT     ADJUSTMENT       TOTAL
                                ---------   ------   -------   ------   ----------  -----------   -----------      ------
Balance, January 1, 1995        2,299,254    $ 23          -   $   -     $3,278       $(1,982)      $ (28)         $1,291
Purchase of Treasury
  Stock (Note 2)                        -       -    647,238    (855)         -             -           -            (855)
Translation Adjustment                  -       -          -       -          -             -          13              13
Net Income for Year                     -       -          -       -          -           557           -             557
                                ---------     ---    -------   -----     ------       -------       -----          ------
Balance, December 31, 1995      2,299,254      23    647,238    (855)     3,278        (1,425)        (15)          1,006

Acquisition and Retirement
  of Treasury Stock (Note 2)     (647,238)     (6)  (558,978)    752       (746)            -           -               -
Translation Adjustment                  -       -          -       -          -             -          (8)             (8)
Net Income for Year                     -       -          -       -          -           710           -             710
                                ---------     ---    -------   -----     ------       -------       -----          ------

Balance, December 31, 1996      1,652,016    $ 17     88,260   $(103)    $2,532       $  (715)      $ (23)         $1,708
                                ---------     ---    -------   -----     ------       -------       -----          ------
                                ---------     ---    -------   -----     ------       -------       -----          ------

See Accompanying Notes to Consolidated Financial Statements.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                              YEAR ENDED DECEMBER 31,
                                            ---------------------------
                                               1996             1995
                                            ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the year                     $  710,000        $ 557,000
Items not affecting cash
  Depreciation and amortization                397,000          565,000
  Deferred income taxes                        (30,000)               -
  Bad debt expense                              20,000           13,000
  Other                                         (8,000)          13,000
  Increase in operating assets net
    of operating liabilities                   (50,000)        (243,000)
                                            ----------        ---------

  Cash Provided by Operating
    Activities                               1,039,000          905,000
                                            ----------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment            (248,000)        (200,000)
                                            ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of Treasury Stock                           -         (346,000)
Increase in long-term debt                     148,000                -
Reduction in long-term debt                   (222,000)        (308,000)
Increase (decrease) in short-term
  borrowings                                   (84,000)          80,000
                                            ----------        ---------

  Cash Used in Financing Activities           (158,000)        (574,000)
                                            ----------        ---------

Increase in cash and cash equivalents          633,000          131,000

Cash and cash equivalents, beginning
  of year                                      170,000           39,000
                                            ----------        ---------

Cash and cash equivalents, end of year      $  803,000        $ 170,000
                                            ----------        ---------
                                            ----------        ---------


See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)

              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                              YEAR ENDED DECEMBER 31,
                                            ---------------------------
                                               1996             1995
                                            ----------        ---------
Decrease (increase) in operating
  assets net of operating liabilities

  Trade receivables                          $( 29,000)       $(314,000)
  Due from affiliate                             1,000          (42,000)
  Other current assets                          44,000          (44,000)
  Other assets                                 (28,000)          27,000
  Income tax payable                            49,000                -
  Accounts payable and accrued
    liabilities                                (87,000)         130,000
                                            ----------        ---------

Total - net                                 $  (50,000)       $(243,000)
                                            ----------        ---------
                                            ----------        ---------



See accompanying notes to consolidated financial statements.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Barringer Laboratories, Inc., (the "Company") is an analytical services company, principally engaged in analytical testing for the environmental and mineral exploration industries.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements comprise the accounts of the Company, its wholly owned Mexican subsidiary, and its majority owned Peruvian subsidiary. All intercompany balances and transactions have been eliminated. For the year ended December 31, 1996, the Company's Peruvian subsidiary had no operations.

PRINCIPAL MARKETS

Sales of services are primarily to customers located in the United States, with the balance to customers in Mexico and Europe. For the year ended December 31, 1996 based upon total sales, 25% of the Company's Environmental Division Services were provided under contracts relating to federal government spending for environmental enforcement and restoration.

PRINCIPLES OF TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated by using year-end exchange rates and income statement items are translated at average exchange rates for the year. Translation adjustments are accumulated in a separate component of shareholders' equity until a foreign business is sold or substantially liquidated.

FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, generally short payment terms, and their dispersion across geographic areas.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company invests temporary cash in demand deposits and money market accounts with quality financial institutions. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The carrying amounts of financial instruments including cash equivalents, trade accounts receivable, trade accounts payable and accrued liabilities approximated fair value because of the immediate or short-term maturity of these instruments. The difference between the carrying amount and fair value of the Company's long-term debt is not significant.

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

INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

REVENUE RECOGNITION

Sales are recorded in the periods that services are performed.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENT OF CASH FLOWS

The Company invests temporary cash in demand deposits and Statements of Cash Flows.

For purposes of the Statements of Cash Flows, the Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

INCOME PER SHARE

Income per share is based upon the weighted average number of common shares outstanding during the period. Warrants and options are included in the calculation of income per share when dilutive. For purposes of income per share, fully diluted income per share is the same as primary income per share.

STOCK OPTION PLANS

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


2.  ACQUISITION AND RETIREMENT OF TREASURY STOCK

Effective October 26, 1996 under an agreement dated October 7, 1996,
Barringer Technologies, Inc. ("BTI") transferred 88,260 shares of the Company's Common Stock to the Company. The Company released restrictions allowing BTI to sell its remaining ownership of the Company's Common Stock.

Effective December 11, 1996, the Company retired 647,238 shares of its Common Stock valued at $752,000. These shares were purchased from BTI under an agreement dated December 8, 1995.

3.  LINE OF CREDIT

The Company has a working line of credit from a bank. This line of credit is equal to 80% of the Company's eligible accounts receivable. This line of credit bears interest, payable monthly, at a floating rate of prime plus 1% (9.5% at December 31, 1996) with a minimum yearly charge of $2,500. The Company has pledged its accounts receivable, inventory, equipment and fixtures and intangibles as collateral for the debt.

This line of credit borrowing includes a $150,000 irrevocable letter of credit issued on behalf of the Company to the Colorado Department of Health to allow for an increase in the Company's regulated radiochemistry laboratory license.

As of December 31, 1996 there was no outstanding amount under this line of credit agreement. During the year ended December 31, 1996, the average amount outstanding under this line of credit agreement was $25,000, and the weighted average interest rate was 9.5%. The interest rate was calculated by dividing the applicable interest expense by the average outstanding balance. The maximum amount borrowed under this agreement during the year ended December 31, 1996 was $25,000.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)



4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                             DECEMBER 31,
                                       ------------------------
                                         1996            1995
                                       --------        --------
Obligations under capital leases (a)   $147,000        $167,000
Other installment obligations              -             16,000
                                       --------        --------
                                        147,000         183,000

  Less current maturities                58,000         150,000
                                       --------        --------

                                       $ 89,000        $ 33,000
                                       --------        --------
                                       --------        --------

(a)  CAPITAL LEASES

As of December 31, 1996 future net minimum lease payments under capital lease obligations are as follows:

              1997                              $ 73,000
              1998                                47,000
              1999                                47,000
              2000                                 8,000
                                                --------

Total minimum lease payments                     175,000
Less amounts representing interest                27,000
Less amounts representing executory costs          1,000
                                                --------

Present value of net minimum lease payments     $147,000
                                                --------
                                                --------


At December 31, 1996 and 1995 the net book value of equipment under capital lease obligations was $140,000 and $174,000.

               BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


5.  INCOME TAXES

Sources of income (loss) before income taxes include:


                                    1996            1995
                                -----------     -----------

  United States operations      $   759,000     $   593,000
  Mexico operations                 (23,000)        (28,000)
                                -----------     -----------
                                $   736,000     $   565,000
                                -----------     -----------
                                -----------     -----------

The provision for income taxes for the years ended December 31, consisted of the following:

                                       1996           1995
                                     --------       ---------
  Current:
    Federal                          $ 26,000       $  8,000
    State                              30,000           -

  Deferred:
    Federal                           246,000        179,000
    State                              22,000         16,000
                                     --------       ---------

                                      324,000        203,000

  Decrease in valuation allowance    (298,000)      (195,000)
                                     --------       ---------

                                     $ 26,000       $  8,000
                                     --------       ---------
                                     --------       ---------

The significant components of deferred income tax expense consisted of the following:

                                       1996           1995
                                     ---------      ---------

Utilization of net operating
  loss carryforward                  $ 283,000      $ 263,000
Expense accruals                         2,000         21,000
Depreciation and amortization          (31,000)       (47,000)
Other                                   14,000        (42,000)
                                     ---------      ---------

Deferred income tax expense          $ 268,000      $ 195,000
                                     ---------      ---------
                                     ---------      ---------

            BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

RECONCILIATION OF INCOME TAXES

The following summary reconciles income taxes at the United States statutory rate of 34% in 1996 and 1995 with the actual taxes:

                                     1996          1995
                                  ---------     ---------
Expense computed
  at the statutory rate           $ 250,000     $ 192,000
Losses for which no tax
  benefit has been recognized         8,000        10,000
Valuation allowance                (298,000)     (195,000)
Other                                66,000         1,000
                                  ---------     ---------

Provision for income taxes        $  26,000     $   8,000
                                  ---------     ---------
                                  ---------     ---------

Temporary differences between the financial statement carrying amounts and the tax basis of assets and labilities that give rise to significant portions of the net deferred tax asset relate to the following:

                                           1996            1995
                                       -----------     -----------

Tax operating loss carryforwards       $ 1,282,000     $ 1,565,000
Property and equipment, principally
  due to differences in depreciation       160,000         129,000
Expense accruals                            26,000          31,000
Other                                       41,000          52,000
                                       -----------     -----------
                                         1,509,000       1,777,000
Valuation allowance                     (1,479,000)     (1,777,000)
                                       -----------     -----------

Net deferred tax asset                 $    30,000     $      -
                                       -----------     -----------
                                       -----------     -----------

At December 31, 1996, the net deferred tax asset recorded is included in prepaid expenses and other in the accompanying consolidated balance sheet.

At December 31, 1996, the Company has alternative minimum tax credits of approximately $33,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $3,464,000. Such net operating loss carryforwards expire in varying amounts from 1997 to 2006 and are subject to certain limitations under the Internal Revenue Code ("IRC") of 1986, as amended.

              BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


RECONCILIATION OF INCOME TAXES (CONTINUED)

As of December 31, 1996 a valuation allowance has been recorded, as Management of the Company is not able to determine that it is more likely than not that the deferred tax asset will be realized. The Company has recorded a valuation allowance primarily related to the uncertainty of realizing operating loss carryforwards subject to limitations under the IRC of 1986.

6.  SHAREHOLDERS' EQUITY

COMMON STOCK OUTSTANDING OR RESERVED FOR ISSUANCE

The following table sets forth the number of shares of Common Stock outstanding as of December 31, 1996, as well as the number of shares of Common Stock that would be outstanding in the event that all outstanding options and warrants are exercised.

                               Exercise        BLI Common Stock
                            Conversion or       Outstanding or
     Security                Option Price    Reserved for Issuance
-----------------           -------------    ---------------------
Common Stock                                       1,563,756

Stock Options (a)
                                 $ .90                99,000
                                 $1.00               190,000
                                 $1.06                24,000
                                 $1.63                25,000

Warrants (b)
  Nassau Group Warrants
    expiring five years          $1.06                80,000
    after issuance               $1.25                25,000
                                                   ---------
                                                   2,006,756
                                                   ---------
                                                   ---------

(a) STOCK OPTIONS

At December 31, 1996, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

              BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


6.  SHAREHOLDERS' EQUITY (CONTINUED)

(a) STOCK OPTIONS (CONTINUED)

1989 INCENTIVE STOCK OPTION PLAN

The 1989 Incentive Stock Option Plan (the "Plan") is designed to provide incentives for employees who may or may not be key employees, as well as officers and directors who are also employees of the Company and its subsidiary, by providing up to 200,000 shares of the Company's common stock issuable pursuant to grants.

The Plan is administered by a Committee of at least three directors appointed by the Board of Directors. The Committee is authorized to determine the individuals to who, and the times at which, options will be granted, the number of shares subject to each grant, the applicable restriction period, the purchase price for the shares subject to the option, and to specify such other terms and provisions of any grants of options as it deems necessary or advisable. However, the term of the options may not be for more than five years and the purchase price per share shall not be less than the market value of such shares at the time of grant. Additionally, options granted under the Plan typically vest 60% after two years of continuous employment of the optionee after the date of grant and 20% each year of continuous employment thereafter.

The Plan will terminate in December 1999, except for outstanding options under the Plan, which will remain in effect until they have been exercised or shall have been expired by their terms.

OTHER STOCK OPTIONS

The Company also grants non-qualified stock options to management, outside directors, and consultants as authorized by the Board of Directors. These options are exercisable at varying times from date of grant and expire five years from date of grant. As of December 31, 1996 all non-qualified stock options have been granted at an exercise price in excess of the current market value at the time of grant.

              BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


OTHER STOCK OPTIONS (CONTINUED)

In 1996 the Company granted to certain consultants non-qualified options to purchase 84,000 shares of common stock at $1.00 and $1.06 per share in connection with agreements to provide services to the Company. Such options are exercisable for a period of five years from the date of grant and vest on a monthly basis over a two year period. At December 31, 1996 options to purchase 34,540 shares of common stock are exercisable under the agreements.

(b)  WARRANTS

In May 1996 the Company granted to certain individuals associated with The Nassau Group, Inc. warrants to purchase 80,000 shares and 25,000 shares of common stock at $1.06 and $1.25 per share as an inducement to such individuals to become involved in the Company and also an inducement to purchase 10% of the outstanding shares of the Company's Common Stock. Such warrant are exercisable for a period of five years from the date of grant. Of the total warrants granted, warrants to purchase 50,000 shares of common stock vested when granted and the remaining warrants vest on a monthly basis over a one year period. At December 31, 1996 warrants to purchase 84,167 shares of common stock were issued and exercisable under the agreement.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1996 grants: dividend yield of 0%; expected volatility of 30% to 34%; risk free interest rates of 5.25% to 6.27%; and expected lives of five years.

Under the accounting provisions of SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ((CONTINUED))

                                         1996           1995
                                       ---------      ---------
NET INCOME:
  As reported                          $ 710,000      $ 557,000
  Pro forma                              686,000        557,000

NET INCOME PER SHARE:
  As reported                          $     .43      $     .25
  Pro forma                            $     .42      $     .25

(1) No proforma adjustment is recorded as no options or warrants were granted during fiscal 1995.

During the initial phase-in period of SFAS 123, the effects on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

A summary of the status of the Company's stock option plans and outstanding warrants as of December 31, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                1996                 1995
                         ------------------   ----------------------
                                   Weighted
                                   Average
                         Range of  Exercise   Range of    Exercise
                          Shares    Prices     Shares       Price
                         --------  --------   --------    ----------
Outstanding,
 beginning of year       151,500     $ .90     203,500    $.90-$1.00
  Granted                344,000      1.08        -           -
  Cancelled               (7,500)     1.00        -           -
  Expired                (45,000)      .90     (52,000)          .90
                         -------     -----     -------    ----------
Outstanding,
 end of year             443,000     $1.04     151,500    $.90-$1.00
                         -------     -----     -------    ----------
                         -------     -----     -------    ----------
Options and warrants
    exercisable, end
    of year              276,976     $1.05     101,300    $.90-$1.00
                         -------     -----     -------    ----------
                         -------     -----     -------    ----------
Weighted average fair
    value of options
    and warrants granted
    during the year         $.22               $  -
                         -------               -------
                         -------               -------

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ((CONTINUED))


The following table summarizes information about stock options and warrants outstanding at December 31, 1996:

                       Options Outstanding            Options Exercisable
              ------------------------------------   ----------------------
                             Weighted
                              Average     Weighted                 Weighted
  Range of      Number       Remaining    Average      Number      Average
  Exercise    Outstanding   Contractual   Exercise   Exercisable   Exercise
   Prices     at 12/31/96      Life        Price     at 12/31/96    Price
-----------   -----------   -----------   --------   -----------   ---------
$ .90-$1.06     393,000      2.8 years      $1.00      247,800      $ .99
$1.25-$1.63      50,000      4.6 years       1.44       29,167       1.57
                -------                                -------
$ .90-$1.63     443,000      2.9 years       1.04      276,967       1.05
                -------                                -------
                -------                                -------

PREFERRED STOCK

The Preferred Stock of the Company can be issued in series. With respect to each series issued, the Board of Directors of the Company will determine, among other things, the number of shares in the series, voting rights and terms, dividend rates and terms, liquidation preferences and redemption and conversion privileges. There was no preferred stock outstanding at December 31, 1996.


7.  COMMITMENTS

The Company rents office and laboratory facilities, and equipment under various operating leases. Total rental expenses under such leases amounted to $558,000 and $486,000 for each of the two years ended December 31, 1996 and 1995. At December 31, 1996 future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year are as follows:

       Year ending December 31, 1997           $  534,000
                                1998              483,000
                                1999              447,000
                                2000              269,000
                                2001              157,000
                                               ----------
                                               $1,890,000
                                               ----------
                                               ----------

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ((CONTINUED))

8.  MAJOR CUSTOMER

In 1995 sales to one customer totaled approximately $825,000 accounting for 12% of total sales. No single customer accounted for more than 10% of sales in 1996.

9.  INFORMATION CONCERNING THE COMPANY'S PRINCIPAL ACTIVITIES

A summary of the Company's operations by geographic area for the year ended December 31, 1996, is as follows:

                                             1996
                                          ----------
Total sales of services
  United States                           $6,337,000
  Mexico                                     914,000
                                          ----------
Total                                     $7,251,000
                                          ----------
                                          ----------
Earnings (loss) from operations
  before income taxes
    United States                         $  759,000
    Mexico                                   (23,000)
                                          ----------
Total                                     $  736,000
                                          ----------
                                          ----------
Identifiable Assets
  United States                           $2,612,000
  Mexico                                     156,000
  Eliminations                              (304,000)
                                          ----------
Totals                                    $2,464,000
                                          ----------
                                          ----------

For the year ended December 31, 1995 the Company's foreign operations were not significant.


10.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company made cash payments for interest of $48,000 and $80,000 in 1996 and 1995.

The Company made cash payments of $10,000 and $5,000 for income taxes in 1996 and 1995.

The Company acquired $148,000 and $110,000 of equipment under capital lease obligations in 1996 and 1995.

                                    PART II


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

Not applicable.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                 PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                        POSITION WITH THE COMPANY           DIRECTOR
      NAME                   AND AFFILIATES                  SINCE
      ----              -------------------------           --------
Robert H. Walker........Director, President and               1990
                        Chief Executive Officer
                        of the Company

R. Scott Asen...........Director of the Company               1996

Anthony R. Barringer....Director of the Company               1991

John P. Holmes..........Director of the Company               1996

J. Francis Lavelle......Director of the Company               1996

Randolph H. Ware........Director of the Company               1991

C.F. Wasser, III........Director of the Company               1991

Vern K. Peterson........Vice President                         --

Charles E. Ramsay.......Secretary, Treasurer, and              --
                        Chief Financial Officer of
                        the Company



Robert H. Walker, 49, joined the Company as President and Chief Executive Officer effective February 26, 1990 and became a Director on March 31, 1990. From June, 1989 to February 26, 1990, Mr. Walker was Vice President Marketing/Sales for DataChem Laboratories, Inc. From 1988 to 1989, he was Executive Vice President Marketing/Sales for Hager Laboratories, Inc. From 1987 to 1988, Mr. Walker was Business Affairs Officer for Veterans for the U.S. Small Business Administration and from 1984 to 1987 he was President and Chief Executive Officer of Corpex, Inc., an environmental firm. He has a B.A. in Business Administration from the University of Southern Colorado and a Master's degree in Public Administration from the University of Colorado.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                 PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONT.)

R. Scott Asen, 52, is a Director of the Company. Mr. Asen has been general partner of Pioneer Associates, Pioneer III-A, Pioneer III-B and Pioneer IV, venture capital investment funds, since 1981, 1983, and 1984, respectively. Since 1983, Mr. Asen has been President of Asen and Co., Inc., an investment management firm. Presently, Mr. Asen is also a director of Biomagnetic Technologies, Inc., Davox Corporation, SeaMed Corporation and a number of privately held companies.

Dr. Anthony R. Barringer, 72, is a Director of the Company and the founder of Barringer Technologies, Inc. (BTI) for which he was President and later served as Chairman until he resigned in January, 1993, and Chief Executive Officer until January, 1989. Since November, 1989, Dr. Barringer has been the principal officer of Barringer Patents Inc., a technology development firm not in competition with the Company. Dr. Barringer is also Chairman and Chief Executive Officer of Barringer GeoSystems Inc., a company formed in August, 1994 for the development of airborne geophysical systems. This firm is not in competition with the Company.

John P. Holmes, III, 35, is a Director of the Company. Mr. Holmes is the founder and a Managing Director of Ahern Partners, Inc., the general partner of a private investment fund, and managing director of The Nassau Group. Prior to founding Ahern in 1989, Mr. Holmes was a Vice President at First New York Securities. Mr. Holmes joined First New York Securities from Oppenheimer & Co., where he served as a Vice President. Mr. Holmes received his BA in Political Science from Trinity College in 1983.

J. Francis Lavelle, 33, is a Director of the Company. Mr. Lavelle is the founder and a Managing Director of the Nassau Group, Inc. a boutique investment banking and strategic consulting firm which focuses on the environmental industry. Prior to establishing The Nassau Group, Mr. Lavelle was recruited by Baring Brothers & Co., Inc., a UK based firm, to assist in the development of a full-scale investment banking presence in the United States. He was an executive with Baring for five years, his last position being Vice President responsible for international and domestic mergers and acquisitions. Mr. Lavelle joined Baring Brothers from Booz, Allen & Hamilton where his fields of expertise were international merger and acquisition advice as well as business strategy development. He graduated CUM LAUDE from Princeton University after completing an A.B. degree at the Woodrow Wilson School of Public and International Affairs.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                 PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONT.)


Dr. Randolph H. Ware, 52, is a Director of the Company. Dr. Ware is founder of the Boulder Brewing Company (1980), now the Rockies Brewing Company, 23rd largest U.S. beer producer; Radiometrics Inc. (1987), a developer and manufacturer of atmospheric remote sensing equipment; and UNAVCO (1984), a research group funded by the National Science Foundation and NASA to make scientific use of the Global Positioning System (GPS) satellites. He now serves as Director of UNAVCO, and as Chairman of Radiometrics Inc.

C.F. Wasser, III, 45, is a Director of the Company. From December, 1982 to January, 1993, Mr. Wasser was Senior Vice President of Sales for Kidder Peabody & Co., Inc. in Minneapolis, Minnesota. He served as a Senior Vice President for Paine Webber in Wayzata, Minnesota from January, 1993 to October 1995.
Effective October 1995, Mr. Wasser became Senior Vice President - Investments for EVEREN Securities, Inc. in Minneapolis, Minnesota.

Vern K. Peterson, 44, is a Vice President of the Company and manager of its Minerals Division. He joined the Company in 1985. From 1982 to 1985, he was a Laboratory Manager of Shasta Analytical Inc. Mr. Peterson was a business major at Valley College and Glendale College and has over 17 years of business management experience, the last 12 years of which involved managing laboratories.

Charles E. Ramsay, 51, is the Chief Financial Officer, Treasurer and Secretary of the Company. Effective January 25, 1994, Mr. Ramsay became the Chief Financial Officer and Treasurer of the Company. Since February 1991, Mr. Ramsay has also been the Secretary of the Company. Mr. Ramsay was Controller from August, 1989 to January, 1994. From 1985 until December, 1988, Mr. Ramsay was the Vice President of Finance for Denver Wood Products, a distributer of lumber and home building products. From January 1, 1989 until joining the Company in August 1989, Mr. Ramsay was a consultant.

All SEVEN (7) directors are elected by the holders of the Company's Common Stock to serve one year terms or until their successors shall be elected and shall qualify.

There are no family relationships between any of the directors and officers of the Company.

              BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                 PART III


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the total renumeration, on an accrued basis, during the Company's last fiscal year ended December 31, 1996 for the executive officers whose total cash and non-cash compensation exceeded $100,000 and for his prior two years renumeration.


                          SUMMARY COMPENSATION TABLE

                                                                      Long Term Compensation
                                                               ------------------------------------
                                   Annual Compensation                    Awards            Payouts
                            --------------------------------   -------------------------    -------
                                                     Other
                                                     Annual    Restricted                                All Other
Name and                                             Compen-     Stock                       LTIP         Compen-
Principal                                            sation      Award(s)        Option/    Payouts       sation
Position           Year(1)  Salary($)   Bonus($)     ($)          ($)         SARs(#)(2)     ($)         ($)(3)
--------           -------  ---------   --------     -------   ----------     ----------    -------      ---------
Robert H. Walker    1996     111,800     44,364       N/A          N/A           60,000        N/A        13,733
President and       1995     108,212     31,312       N/A          N/A              -          N/A        13,596
CEO                 1994     104,500     16,000       N/A          N/A           10,000        N/A        13,644

Vern Peterson       1996      82,597     23,662       N/A          N/A           18,000        N/A         7,468
Vice President      1995      68,250      7,320       N/A          N/A              -          N/A         7,334
                    1994      68,250     23,908       N/A          N/A            8,000        N/A         6,068


(1)  Periods presented are for the year ended December 31.

(2) Number of Shares of Common Stock subject to options granted during the year indicated.

(3) Represents employer contributions for insurance, disability, 401K and a car allowance.


Mr. Walker's salary for fiscal year 1997 is $111,800. Bonuses for Mr. Walker and other individuals are determined by the Compensation Committee of the Board of Directors based on overall Company performance.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                   PART III


ITEM 10.  EXECUTIVE COMPENSATION (CONTINUED)

                               OPTION/SAR GRANTS IN LAST FISCAL YEAR
         ---------------------------------------------------------------------------------
                                         INDIVIDUAL GRANTS
         ---------------------------------------------------------------------------------
                                NUMBER OF
                                SECURITIES      % OF TOTAL
                                UNDERLYING     OPTIONS/SARS
                                 OPTIONS/       GRANTED TO       EXERCISE
                                   SARS        EMPLOYEES IN       OR BASE       EXPIRATION
         NAME                    GRANTED       FISCAL YEAR      PRICE($/SH)        DATE
         ---------------------------------------------------------------------------------
         Robert H. Walker         35,000           33%          $1.00/Share     01-25-2001
                                  25,000           31%          $1.63/Share     10-31-2001

         Vern K. Peterson         18,000           17%          $1.00/Share     01-25-2001


AGGREGATE OPTIONS EXERCISED IN 1996 AND OPTION VALUES AT DECEMBER 31, 1996.

The following table sets forth certain information regarding options to purchase shares of Common Stock exercised during the Company's 1996 fiscal year and the number and value of exercisable and unexercisable options to purchase shares of Common Stock held as of the end of the Company's 1996 fiscal year by the executive officer of the Company named in the Summary Compensation Table:


            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
         --------------------------------------------------------------------------------------
                                                                                   VALUE OF
                                                                NUMBER OF        UNEXERCISED
                                                               UNEXERCISED       IN-THE-MONEY
                                                               OPTIONS/SARS      OPTIONS/SARS
                                                               AT FY-END(#)      AT FY-END($)
                                                               -------------    ----------------
                            SHARES ACQUIRED       VALUE         EXERCISABLE/    EXERCISABLE/
         NAME                 ON EXERCISE     REALIZED($)(1)   UNEXERCISABLE    UNEXERCISABLE(2)
         ----               ---------------   -------------    -------------    ---------------
         Robert H. Walker          0                0            0/105,000        $0/$100,175
         Vern K. Peterson          0                0            0/ 34,000        $0/$ 37,640

(1) Value realized is equal to the difference between the fair market value per share of Common Stock on the date of exercise and the option exercise price per share multiplied by the number of shares acquired upon exercise of an option.

(2) Value of exercisable/unexercisable in-the-money options is equal to the difference between the fair market value per share of Common Stock of $2.06 at December 31, 1996, and the option exercise price per share multiplied by the number of shares subject to options.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                   PART III


ITEM 10.  EXECUTIVE COMPENSATION (CONTINUED)

STOCK OPTIONS

The Corporation has in effect an Incentive Stock Option Plan pursuant to which key employees of the Company and its subsidiaries may be granted options to purchase shares of the Company's Common Stock. The Board of Directors administers such plan, selects optionees and grants options, and fixes the terms of such options subject to the terms of the plan. In general, options under the Company's Incentive Stock Option Plan are exercisable at a price equal to the fair market value on the date of grant for a period of five years during the optionee's continued employment with the Company or one of its subsidiaries and after two years of employment with the Company. As of December 31, 1996, the Company had outstanding options which were granted in 1992 and in 1994 to certain officers and employees to purchase 74,000 shares of the Company common stock at $.90 per share. In 1996, the Board of Directors granted additional options to certain officers and employees to purchase 80,000 shares of the Company common stock at $1.00 per share. No options have, as yet, been exercised pursuant to the plan.


OTHER STOCK OPTIONS

The Company also grants stock options to management and its outside directors as authorized by the Board of Directors. These options are exercisable at varying times from date of grant and expire five years from date of grant.
In 1996, the options granted in 1991 to outside directors of the Company expired. Additionally, the Board of Directors approved the issuance of stock options to outside directors of the Company to purchase up to 50,000 shares of the Company's common stock at $1.00 per share. In 1996, the Board of Directors of the Company approved options, which will be granted monthly for 24 months, to an outside consultant to purchase up to 60,000 shares of the Company common stock at $1.00 per share. This option agreement can be canceled by the Company upon a 30 day written notice.

In 1996, the Board of Directors of the Company approved options, which will be granted monthly for 24 months, to the Company's legal counsel to purchase up to 24,000 shares of the Company common stock at $1.06 per share. In 1996, the Board of Directors of the Company approved options to an officer of the Company to purchase up to 25,000 shares of the Company's common stock at $1.63 per share.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                   PART III


OTHER STOCK OPTIONS (CONTINUED)

None of the stock options granted to the outside directors or to the officer have, as yet, been exercised.


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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 12, 1997, the number of outstanding options included with the number of shares of Common Stock owned by each officer and director of the Company and all directors and officers as a group and any persons (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially 5% or more of such securities. As of March 12, 1997, there were 1,563,756 shares of the Company's Common Stock issued and outstanding, 338,000 outstanding options to purchase the Company's Common Stock, and 105,000 outstanding warrants to purchase the Company's Common stock.

              BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                PART III


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)


                                       NUMBER OF SHARES   PERCENT
NAME OF BENEFICIAL OWNER              OF COMMON STOCK(1)  OF CLASS
------------------------              ------------------  --------

Robert H. Walker.....................       76,507          4.0
  Barringer Laboratories, Inc.
  15000 W. Sixth Ave., Suite 300
  Golden, Colorado 80401

Vern Peterson........................       14,400           *
  Barringer Laboratories, Inc.
  5301 Longley Lane
  Bldg. E, Suite 178
  Reno, Nevada 89511

Charles E. Ramsay....................       14,400           *
  Barringer Laboratories, Inc.
  15000 W. 6th Ave., Suite 300
  Golden, Colorado 80401

R. Scott Asen(2)(3)(4)...............      149,900          8.3
  Asen and Co., Inc.
  224 East 49th St.
  New York, NY 10017

Anthony R. Barringer.................       37,000          1.9
  25060 Montane Drive West
  Golden, Colorado 80401

John P. Holmes, III(5)...............      240,649         12.6
  The Nassau Group, Inc.
  18 Kings Hwy. North
  Westport, CT 06880

J. Francis Lavelle(6)................      240,469         12.6
  The Nassau Group, Inc.
  18 Kings Hwy. North
  Westport, CT 06880

              BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                PART III


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)


                                       NUMBER OF SHARES   PERCENT
NAME OF BENEFICIAL OWNER              OF COMMON STOCK(1)  OF CLASS
------------------------              ------------------  --------

Randolph H. Ware.....................       30,000          1.6
  2105 Kohler
  Boulder, Colorado 80303

C.F. Wasser, III.....................      141,438          7.4
  12290 Chinchilla Ct.
  Rosemont, Minnesota 55068


All directors and officers as a group
  consisting of nine (9) persons.....      944,583         52.6


----------------
*Less than 1%


(1) Includes 233,100 outstanding stock options granted to the officers, directors of the Company, outside consultant, and outside legal counsel.

(2) Includes 5,814 shares of the Company's Common Stock held by an account titled, "Dean Witter Reynolds C/F David V. Foster IRA Rollover dated 2/17/95". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by this account.

(3) Includes 8,721 shares of the Company's Common Stock held by an account titled, "Asen and Co., Inc. FBO SDFJ, Inc.". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by this account.

(4) Includes 5,814 shares of the Company's Common Stock held by an account titled, "Victoria Street". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by this account.

              BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                PART III


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)


(5) Includes 50,469 of the Company's warrants. The warrants were issued to Mr. Holmes as an inducement to Mr. Holmes to become involved in the Company and also an inducement to purchase 10% of the outstanding shares of the Company's Common Stock. Each warrant entitles Mr. Holmes to purchase one share of the Company's Common Stock upon an average payment of $1.11. Each warrant is exercisable for a period of five (5) years after date of issue. As of March 14, 1997, 46,464 warrants have been issued.

(6) Includes 50,469 of the Company's warrants. The warrants were issued to Mr. Lavelle as an inducement to Mr. Lavelle to become involved in the Company and also an inducement to purchase 10% of the outstanding shares of the Company's Common Stock. Each warrant entitles Mr. Lavelle to purchase one share of the Company's Common Stock upon an average payment of $1.11. Each warrant is exercisable for a period of five (5) years after date of issue. As of March 14, 1997, 46,464 warrants have been issued.

              BARRINGER LABORATORIES, INC. AND SUBSIDIARIES


                                PART III


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of November 18, 1996 BTI sold all of its remaining ownership of the Company's outstanding Common Stock.

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

In exchange for 1992 prepayments totalling $150,000, BTI is entitled to 7,500 warrants to purchase 7,500 shares of the Company's common stock. Each warrant will be exercisable for a period of five years after the date of issue and entitles BTI to purchase one share of common stock at an exercise price of $1.00 per share. As of December 31, 1996, the Company paid BTI $4,931 for the cancellation of these warrants.

              BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                PART III


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

Effective December 13, 1995 under an agreement dated December 8, 1995, Barringer Laboratories, Inc. (the "Company") purchased from Barringer Technologies, Inc. ("BTI") 647,238 shares of the Company's Common Stock which were owned by BTI for $809,000, which consisted of a cash payment of $300,000 and cancellation of intercompany obligations (note and intercompany Account Receivable) in the amount of $509,000. Additionally, 88,260 shares of the Company's Common Stock owned by BTI were placed in an escrow account, which will be returned to BTI if the Company's 1996 earnings are at least 13% higher than 1995 earnings. If these earnings are not met, then the 88,260 shares would revert back to the Company. Therefore, the effective purchase price per share would go from $1.25 down to $1.10. BTI has agreed not to transfer its remaining 26% interest in BLI until January 2, 1997, subject to certain conditions, and has agreed to grant BLI a right of first refusal with respect to such shares until January 2, 1997, subject to certain conditions. The Intercompany Agreement between the Company and BTI was terminated on December 13, 1995. BTI agreed to terminate all voting trusts, proxy arrangements, and all other arrangements and agreements of any kind or nature to which it is a party under which it is authorized to vote shares of the Company. BTI further agreed not to enter into any future voting trusts, proxy agreements, and any other agreements relating to shares of the Company for the next twenty-four (24) months.

Effective October 28, 1996 under an Agreement dated October 7, 1996, Barringer Technologies, Inc. ("BTI") sold all of its remaining ownership of the Company's Common Stock, net of the 88,260 escrowed shares of the Company's Common Stock which were returned to the Company.

              BARRINGER LABORATORIES, INC. AND SUBSIDIARIES


                                PART III


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

Effective May 17, 1996, the Company entered into an exclusive agreement with The Nassau Group, Inc. ("Nassau") of Westport, Connecticut, to provide the Company with financial advisory services and investment banking support over the course of the next two years. Nassau will provide assistance in terms of evaluating strategic growth and acquisition opportunities, evaluating financing alternatives and helping to arrange for the Company's future capital needs. The Company granted warrants to individuals associated with Nassau as an inducement to such individuals to become involved in the Company and also an inducement to purchase 10% of the outstanding shares of the Company's Common Stock. Such warrants will be exercisable for a period of five years after date of issue and entitle these individuals to purchase 80,000 shares and 25,000 shares of Common Stock at $1.00 per share and $1.25 per share, respectively.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                   PART III

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS.
            ---------
            10.27 Barringer Technologies, Inc.'s sale of Barringer Laboratories, Inc.'s Common Stock Agreement dated October 7, 1996

            23.1    Consent of BDO Seidman, LLP.

            27.1    Financial Data Schedule.

      (b)   REPORTS ON FORM 8-K.

            The following report was filed during the last quarter, 1996.

            DATE OF REPORT              ITEM
            --------------              ----
            November 13, 1996           Resignation of Stanley S. Binder and
                                        John J. Harte from the Company's Board
                                        of Directors.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BARRINGER LABORATORIES, INC.

Date:  March 24, 1997

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

SIGNATURE                   TITLES OR CAPACITIES              DATE
---------                   --------------------              ----

/s/ROBERT H. WALKER        Director, President and         March 24, 1997
-----------------------    Chief Executive Officer
Robert H. Walker           (Principal Executive
                            Officer)

/s/R. SCOTT ASEN           Director                        March 24, 1997
-----------------------
R. Scott Asen

/s/CHARLES E. RAMSAY       Chief Financial Officer,        March 24, 1997
-----------------------    Treasurer and Secretary
Charles E. Ramsay

/s/ANTHONY R. BARRINGER    Director                        March 24, 1997
-----------------------
Anthony R. Barringer

/s/JOHN P. HOLMES          Director                        March 24, 1997
-----------------------
John P. Holmes

/s/RANDOLPH H. WARE        Director                        March 24, 1997
-----------------------
Randolph H. Ware

/s/C.F. WASSER, III        Director                        March 24, 1997
-----------------------
C.F. Wasser, III

/s/J. FRANCIS LAVELLE    Director                          March 24, 1997
-----------------------
J. Francis Lavelle

                               INDEX TO EXHIBITS

                                                            PAGE
                                                            ----
Exhibit 10.27     Barringer Technologies, Inc.'s             51
                  sale of Barringer Laboratories,
                  Inc.'s Common Stock Agreement
                  dated October 7, 1996.


Exhibit 23.1      Consent of BDO Seidman, LLP.               52


Exhibit 27.1      Financial Data Schedule.                   53