Form 10QSB
period 1997-03-31
BARRINGER LABORATORIES INC
filed 1997-05-09
CIK 859463

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


            For the quarter ended                      Commission
                March 31, 1997                     File Number 0-8241

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

             15000 West 6th Avenue, Suite 300, Golden, Colorado 80401-5047
             -------------------------------------------------------------
                        (Address of principal executive office)

           Issuer's telephone number, including area code    (303) 277-1687
                                                             --------------

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

Number of shares outstanding as of March 31, 1997 - 1,563,756 of Common Stock, $.01 par value.

                             BARRINGER LABORATORIES, INC.


                                        INDEX


Part I   -    Financial Information

         -    Consolidated Balance Sheets as of March 31, 1997
              (Unaudited) and December 31, 1996;

         - Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 1997 and 1996;

         - Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 1997 and 1996;

         -    Notes to Consolidated Financial Statements; and

         - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  -    Other Information



Signatures

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                       MARCH 31,    DECEMBER 31,
                                         1997           1996
                                      ---------     ------------
                                     (UNAUDITED)
Assets

Current Assets:
  Cash and cash equivalents          $  801,000      $  803,000
  Trade receivables, less
    allowance of $21,000 and
    $15,000 for doubtful accounts       768,000       1,087,000
  Prepaid expenses and other            146,000          99,000
                                     ----------      ----------

    Total Current Assets              1,715,000       1,989,000
                                     ----------      ----------

Property and Equipment:
  Machinery and equipment             2,066,000       2,000,000
  Machinery and equipment under
    capital lease obligations           191,000         191,000
  Leasehold improvements                647,000         647,000
  Office furniture and equipment         81,000          79,000
                                     ----------      ----------
                                      2,985,000       2,917,000

  Less accumulated depreciation
    and amortization                  2,555,000       2,487,000
                                     ----------      ----------
      Net Property and Equipment        430,000         430,000

Other Assets                            124,000          75,000
                                     ----------      ----------

Total Assets                         $2,269,000      $2,494,000
                                     ----------      ----------
                                     ----------      ----------


See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (CONCLUDED)

                                        MARCH 31,    DECEMBER 31,
                                          1997           1996
                                          ----           ----
                                       (UNAUDITED)

Liabilities and Shareholders' Equity

Current Liabilities:
  Line of Credit                       $   26,000     $     -
  Trade accounts payable                  207,000        213,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                    221,000        256,000
    Other                                  86,000        121,000
  Income tax payable                         -            49,000
  Current maturities of long-
    term debt                              50,000         58,000
                                       ----------     ----------

    Total Current Liabilities             590,000        697,000

Long-Term Debt, less current
  maturities                               81,000         89,000
                                       ----------     ----------

    Total Liabilities                     671,000        786,000
                                       ----------     ----------

Minority Interest                          40,000           -

Shareholders' Equity
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                              -              -
  Common stock, $0.01 par value,
    shares authorized, 10,000,000;
    issued 1,652,016 and out-
    standing 1,563,756                     17,000         17,000
  Additional paid-in capital            2,532,000      2,532,000
  Accumulated deficit                    (888,000)      (715,000)
  Translation Adjustment                     -           (23,000)
                                       ----------     ----------
                                        1,661,000      1,811,000
  Less common stock in treasury,
   at cost, 88,260 shares                (103,000)      (103,000)
                                       ----------     ----------
    Total Shareholders' Equity          1,558,000      1,708,000
                                       ----------     ----------
Total Liabilities and
  Shareholders' Equity                 $2,269,000     $2,494,000
                                       ----------     ----------
                                       ----------     ----------

        See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                   THREE MONTHS ENDED MARCH 31,
                                   ----------------------------
                                      1997              1996
                                      ----              ----

Sales of Services                  $1,494,000        $1,296,000

Cost of Services Sold               1,245,000         1,011,000
                                   ----------        ----------
Gross Profit                          249,000           285,000
                                   ----------        ----------

Selling, General and
  Administrative Expenses             423,000           362,000
                                   ----------        ----------

Operating Profit (Loss)              (174,000)          (77,000)

Other Income (Expense):
  Interest income                      11,000             3,000
  Interest expense                     (5,000)          (15,000)
  Translation loss                    (18,000)             -
  Other                                 4,000             3,000
                                   ----------        ----------
Total Other Income (Expense)           (8,000)           (9,000)
                                   ----------        ----------


Income (Loss) before Income
  Taxes and Minority Interest
  in Loss of Subsidiary              (182,000)          (86,000)

Provision for Income Taxes               -                 -

Minority Interest in Loss of
  Subsidiary                            9,000              -
                                   ----------        ----------


Net Income (Loss) for the period   $ (173,000)       $  (86,000)
                                   ----------        ----------
                                   ----------        ----------

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                   THREE MONTHS ENDED MARCH 31,
                                   ----------------------------
                                      1997              1996
                                      ----              ----

Per Share Data:


  Net Income (Loss) per share:     $    (.11)       $     (.05)
                                   ----------        ----------
                                   ----------        ----------


Weighted average common shares
  outstanding                       1,563,756         1,652,016
                                   ----------        ----------
                                   ----------        ----------








See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                     (UNAUDITED)


                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                   1997              1996
                                                   ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for the period                $(173,000)       $ (86,000)
Items not affecting cash
  Depreciation and amortization                    68,000          112,000
  Bad debt expense                                  6,000            3,000
  Minority interest share in loss
    of subsidiary                                  (9,000)            -
  Other                                            23,000           10,000
  Decrease (increase) in operating
    assets net of operating
    liabilities                                    92,000          260,000
                                                ---------        ---------

  Cash Provided by
    Operating Activities                            7,000          299,000
                                                ---------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and equipment                (68,000)        (109,000)
                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in long term debt                           -             148,000
Reduction in long-term debt                       (16,000)         (65,000)
Increase (decrease) in short term
  borrowings                                       26,000          (84,000)
Minority interest contributions                    49,000             -
                                                ---------        ---------
  Cash Provided by (Used in)
    Financing Activities                           59,000           (1,000)
                                                ---------        ---------

Increase (decrease) in cash                        (2,000)         189,000

Cash and cash equivalents
  - beginning of period                           803,000          170,000
                                                ---------        ---------
Cash and cash equivalents
  - end of period                               $ 801,000        $ 359,000
                                                ---------        ---------
                                                ---------        ---------

          See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             INCREASE (DECREASE) IN CASH
                                     (UNAUDITED)
                                     (CONTINUED)


                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                        1997               1996
                                      --------           ---------

Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables                  $ 313,000         $ 337,000
  Other current assets                 (47,000)           (1,000)
  Accounts payable and accrued
    liabilities                        (76,000)          (76,000)
  Income tax payable                   (49,000)             -
  Other                                (49,000)             -
                                     ----------         ---------

Total - net                          $  92,000          $260,000
                                     ----------         ---------
                                     ----------         ---------

Cash paid during the period
  for interest                       $   5,000          $ 15,000
                                     ----------         ---------
                                     ----------         ---------

Cash paid during the period
  for income taxes                   $  49,000          $   -
                                     ----------         ---------
                                     ----------         ---------


See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

    In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries, as of March 31, 1997 and the results of their operations and their cash flows for the three months ended March 31, 1997 and 1996. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1996 audited financial statements of Barringer Laboratories, Inc. and Subsidiaries included in its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The Form 10-KSB should be read in conjunction herewith.


2.  ACCOUNTING POLICIES

    NEW ACCOUNTING PRONOUNCEMENTS

    On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share". SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in 1997 and its implementation is not expected to have a material effect on the consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  ACCOUNTING POLICIES (CONTINUED)

    CURRENCY TRANSLATION

    The Company had been treating the peso as the functional currency for its Mexican subsidiary. As of December 31, 1996 Mexico is considered a highly inflationary economy. As required by Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", the Company has changed the functional currency of this subsidiary to the U.S. dollar. As a result, the Company now remeasures the financial statements from the peso to the U.S. dollar effective January 1, 1997. Nonmonetary assets and liabilities are remeasured at the exchange rate at the date of the change in the functional currency, which rate then becomes, in effect, the "historical rate" for translating those assets in the future. Monetary assets and liabilities are remeasured at the exchange rate in effect at the date a transaction occurs. Gains and losses related to the remeasurement of monetary assets and liabilities are included in income.


3.  INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

    At March 31, 1997 the Company has alternative minimum tax credits of approximately $33,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $3,500,000. Such net operating loss carryforwards expire in varying amounts from 1997 to 2012 and are subject to certain limitations under the Internal Revenue Code.

    At March 31, 1997 a valuation allowance of $1,300,000 has been recorded as Management of the Company is not able to determine that it is more likely than not that the deferred tax asset will be realized.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


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


RESULTS OF OPERATIONS

Sales of services for the three months ended March 31, 1997 of $1,494,000 represents a increase of $198,000 (15.3%) from the same period in 1995. The Environmental Division, experienced an increase of $43,000 (5.7%) primarily due to a new customer's one-time project which generated sales of $65,000 for the three months ended March 31, 1996. Additionally, there were volume decreases of $22,000 from existing customers. The Mineral Division experienced an increase of $155,000 (28.5%) due to an increase in U.S. sales of $245,000 (79.9%) over the same period in 1996. This increase was due primarily to volume increases from existing customers. This increase was offset by a decrease of $90,000 (38.1%) in Mineral sales in Mexico primarily due to an existing customer's special project in 1996, which generated sales of $92,000 for the three months ended March, 1996.

Gross profit as a percentage of sales for the three months ended March 31, 1997 was 16.7% as compared to 22.0% for the same period in 1996. This decrease was due to higher production costs (labor, supplies, and outside services) for both divisions and costs associated with the Mineral Division's new sample preparation facility in Lima, Peru.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

Operating expenses for the three months ended March 31, 1997 of $423,000 increased by $61,000 (16.9%) from the same period in 1996 primarily due to higher selling expenses (payroll, commissions, travel, and advertising), and higher general and administration expenses (payroll, fringe benefits, insurance, professional fees, and bad debt). The Company anticipates that operating expenses will continue at this level for the remainder of the year.

Other expenses for the three months ended March 31, 1997 were $8,000 compared to $9,000 for the same period in 1996. This decrease of $1,000 was primarily due to higher interest income, lower interest expense, offset by translation loss.

For the three months ended March 31, 1997 the Company incurred a loss of $173,000 compared to a loss of $86,000 for the same period in 1996. This increase of $87,000 was primarily due to higher production costs, costs associated with the Mineral Division's new sample preparation facility in Lima, Peru, higher operating expenses, and translation loss.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents totaled $801,000 at March 31, 1997, compared with $803,000 at December 31, 1996. The $2,000 decrease in cash resulted from cash used for the purchase of property and equipment of $68,000, offset by cash provided by operating activities of $7,000 and net cash provided by financing activities of $59,000.

Cash provided by operating activities resulted from the effect of certain non-cash reconciling items of $88,000 (primarily depreciation and amortization) and a decrease in operating assets (primarily trade receivables) net of operating liabilities of $92,000, offset by the net loss of $173,000.

Cash used for the purchase of property and equipment of $68,000 was related to the acquisition of equipment for the Peruvian subsidiary.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

Cash provided by financing activities of $59,000 consisted of an increase of $26,000 in the working line of credit and minority interest contributions of $49,000 in the Peruvian subsidiary, offset by a decrease in long term debt of $16,000.

The Company has a working line of credit with a bank. This line of credit availability is equal to 80% of the Company's eligible accounts receivable. This line of credit is funding the Company's current working capital requirements and has also been used to guarantee a $150,000 letter of credit required by the Colorado Department of Health to increase the level of the Company's Radiochemistry License. This increase in the license gives the Company the ability to grow the radiochemistry analytical business.

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

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

At March 31, 1997 the Company has alternative minimum tax credits of approximately $33,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $3,500,000. Such net operating loss carryforwards expire in varying amounts from 1997 to 2012 and are subject to certain limitations under the Internal Revenue Code.

At March 31, 1997 a valuation allowance of $1,300,000 has been recorded as Management of the Company is not able to determine that it is more likely than not that the deferred tax asset will be realized.

INFLATION

Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES



PART II


OTHER INFORMATION

None

                                      SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BARRINGER LABORATORIES, INC.
                                            (REGISTRANT)





Date:    May 8, 1997                By: /s/ Charles E. Ramsay
       -----------------                ----------------------------------
                                        Charles E. Ramsay
                                        Chief Financial Officer