Form 10QSB
period 1997-06-30
BARRINGER LABORATORIES INC
filed 1997-07-31
CIK 859463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                  Commission
June 30, 1997                                          File Number 0-8241
---------------------                                  -----------------------

                            Barringer Laboratories, Inc.
------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                         84-0951626
------------------------------------           -------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

       15000 West 6th Avenue, Suite 300, Golden, Colorado 80401-5047
------------------------------------------------------------------------------
                  (Address of principal executive office)

Issuer's telephone number, including area code    (303) 277-1687
                                                ------------------------------

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

Number of shares outstanding as of June 30, 1997 - 1,633,792 of Common Stock, $.01 par value.

                          BARRINGER LABORATORIES, INC.



                                      INDEX


Part I    -    Financial Information

          -    Consolidated Balance Sheets as of June 30, 1997
               (Unaudited) and December 31, 1996;

          - Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 1997 and 1996;

          - Consolidated Statements of Cash Flows (Unaudited) for the Three Months and Six Months Ended June 30, 1997 and 1996;

          -    Notes to Consolidated Financial Statements; and

          - Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II   -    Other Information

          -    None

Signatures

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                      JUNE 30,     DECEMBER 31,
                                        1997           1996
                                        ----           ----
                                     (UNAUDITED)

Assets

Current Assets:
  Cash                               $  577,000      $  803,000
  Trade receivables, less
    allowance of $24,000 and
    $15,000 for doubtful accounts       918,000       1,087,000
  Prepaid expenses and other            137,000          99,000
                                     ----------      -----------
    Total Current Assets              1,632,000       1,989,000
                                     ----------      -----------


Property and Equipment:
  Machinery and equipment             2,104,000       2,000,000
  Machinery and equipment under
    capital lease obligations           191,000         191,000
  Leasehold improvements                664,000         647,000
  Office furniture and equipment         81,000          79,000
                                     ----------      -----------
                                      3,040,000       2,917,000
  Less accumulated depreciation
    and amortization                  2,602,000       2,487,000
                                     ----------      -----------
      Net Property and Equipment        438,000         430,000
Other Assets                            155,000          75,000
                                     ----------      -----------
Total Assets                         $2,225,000      $2,494,000
                                     ----------      -----------
                                     ----------      -----------
See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (CONCLUDED)

                                        JUNE 30,     DECEMBER 31,
                                          1997           1996
                                          ----           ----
                                       (UNAUDITED)

Liabilities and Shareholders' Equity

Current Liabilities:
  Line of credit                       $   26,000     $     -
  Trade accounts payable                  210,000        213,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                    197,000        256,000
    Other                                 130,000        121,000
  Income tax payable                         -            49,000
  Current maturities of long-
    term debt                              42,000         58,000
                                       ----------     ----------
    Total Current Liabilities             605,000        697,000
Long-Term Debt, less current
  maturities                               73,000         89,000
                                       ----------     ----------
    Total Liabilities                     678,000        786,000
                                       ----------     ----------
Minority Interest                          31,000           -

Shareholders' Equity
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                              -              -
  Common stock, $0.01 par value,
    shares authorized, 10,000,000;
    issued 1,722,052 and 1,652,016
    and outstanding 1,633,792 and
    1,563,756                              17,000         17,000
  Additional paid-in capital            2,569,000      2,532,000
  Accumulated deficit                    (967,000)      (715,000)
  Translation adjustment                     -           (23,000)
                                       ----------     ----------
                                        1,619,000      1,811,000
  Less common stock in treasury,
    at cost, 88,260 shares               (103,000)      (103,000)
                                       ----------     ----------
    Total Shareholders' Equity          1,516,000      1,708,000
                                       ----------     ----------
Total Liabilities and
  Shareholders' Equity                 $2,225,000     $2,494,000
                                       ----------     ----------
                                       ----------     ----------

See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         IN THOUSANDS EXCEPT SHARE DATA
                                   (UNAUDITED)

                             THREE MONTHS          SIX MONTHS
                            ENDED JUNE 30,        ENDED JUNE 30,
                            1997      1996        1997      1996
                           ------    ------      ------   ------
Sales of Services
  United States            $1,643    $1,409     $2,990    $2,467
  Mexico                      125       266        272       504
                           ------    ------      ------   ------
Total Sales of Services     1,768     1,675      3,262     2,971

Cost of Services Sold       1,420     1,124      2,665     2,135
                           ------    ------      ------   ------
  Gross Profit                348       551        597       836
                           ------    ------      ------   ------
  Selling, general and
    administrative            441       385        864       747
                           ------    ------      ------   ------
  Operating Profit (Loss)     (93)      166       (267)       89

Other Income (Expense):
  Interest income               8         4         19         7
  Interest expense             (5)      (16)       (10)      (31)
  Translation gain/loss         2        -         (16)       -
  Other                        (1)       10          3        13
                           ------    ------      ------   ------
  Total Other Income
    (Expense)                   4        (2)        (4)      (11)
                           ------    ------      ------   ------
Income (Loss) before
  Income Taxes                (89)      164       (271)       78
Provision for Income Taxes     -         -          -         -
Minority Interest in Loss
  of Subsidiary                10        -          19        -
                           ------    ------      ------   ------
Net Income (Loss) for
  the period               $  (79)   $  164     $ (252)   $   78
                           ------    ------      ------   ------
                           ------    ------      ------   ------

See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         IN THOUSANDS EXCEPT SHARE DATA
                                   (UNAUDITED)
                                   (CONTINUED)


                             THREE MONTHS               SIX MONTHS
                            ENDED JUNE 30,            ENDED JUNE 30,
                            1997        1996         1997        1996
                          ---------   ---------    ---------   ---------
Per Share Data:

Net Income (Loss)
  per share                  $ (.05)     $  .10       $ (.16)     $  .05
                          ---------   ---------    ---------   ---------
                          ---------   ---------    ---------   ---------
Weighted average common
  shares outstanding      1,610,833   1,652,016    1,587,424   1,652,016
                          ---------   ---------    ---------   ---------
                          ---------   ---------    ---------   ---------

See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                         IN THOUSANDS EXCEPT SHARE DATA
                                   (UNAUDITED)

                                THREE MONTHS       SIX MONTHS
                                ENDED JUNE 30,    ENDED JUNE 30,
                                1997     1996     1997     1996
                               -----    -----    -----    -----

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for
    the period                 $ (79)   $ 164    $(252)  $  78
Items not affecting cash
  Depreciation and
     amortization                 72       98      140     210
  Bad debt expense                 6        5       12       8
  Minority interest share in
    loss of subsidiary           (10)       -      (19)      -
  Other                           -        (6)      23       4
  Increase (decrease) in
    operating assets net
    of operating liabilities    (161)    (269)     (69)      (9)
                               -----    -----    -----    -----
  Cash Provided by (Used In)
    Operating Activities        (172)      (8)    (165)     291
                               -----    -----    -----    -----

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and
  equipment                      (74)      (4)    (142)    (113)
                               -----    -----    -----    -----

CASH FLOWS FROM FINANCING ACTIVITIES

Exercise of Stock Options         37       -        37       -
Increase in long-term debt        -        -        -       148
Reduction in long-term debt      (16)     (72)     (32)    (137)
Increase (decrease) in
  short term borrowings           -        21       26      (63)
Minority interest
    contributions                  1       -        50       -
                               -----    -----    -----    -----
  Cash Provided by (Used In)
    Financing Activities          22      (51)      81      (52)
                               -----    -----    -----    -----
Increase (decrease) in cash     (224)     (63)    (226)     126

Cash-beginning of period         801      359      803      170
                               -----    -----    -----    -----
Cash-end of period             $ 577    $ 296    $ 577    $ 296
                               -----    -----    -----    -----
                               -----    -----    -----    -----

See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         IN THOUSANDS EXCEPT SHARE DATA
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                   (CONTINUED)


                             THREE MONTHS          SIX MONTHS
                            ENDED JUNE 30,       ENDED JUNE 30,
                            1997      1996       1997      1996
                           -------  ------       ------  -------
Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables         $(156)   $(177)      $ 157     $ 160
  Due from affiliate           -        (2)         -         (2)
  Other current assets          9       22         (38)       21
  Accounts payable and
    accrued liabilities        23     (107)        (53)     (183)
  Income tax payable           -        -          (49)       -
  Other                       (37)      (5)        (86)       (5)
                           -------  ------       ------  -------
Total - net                 $(161)   $(269)      $ (69)    $  (9)
                           -------  ------       ------  -------
                           -------  ------       ------  -------

Cash paid during the
  period for interest       $   5    $  16       $  10     $  31
                           -------  ------       ------  -------
                           -------  ------       ------  -------
Cash paid during the
  period for income taxes   $  -     $  -        $  49     $  -
                           -------  ------       ------  -------
                           -------  ------       ------  -------

See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries, as of June 30, 1997 and the results of their operations and their cash flows for the three months and the six months ended June 30, 1997 and 1996. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1996 audited financial statements of Barringer Laboratories, Inc. and Subsidiary included in their Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The Form 10-KSB should be read in conjunction herewith.


2.   SHAREHOLDERS' EQUITY

     During the three months ended June 30, 1997 70,036 shares of common stock were issued upon the exercise of stock options ranging in price from $.90 to $1.00 per share.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Sales of services for the three months ended June 30, 1997 of $1,768,000 represents an increase of $93,000 (5.6%) from the same period in 1996. The Environmental Division experienced a decrease of $48,000 (5.4%) primarily due to volume decreases from existing customers, related to projects being canceled or delayed to the second half of 1997. Environmental sales for the remaining six months are expected to equal 1996 sales levels for the same period. The Mineral Division experienced an increase of $141,000 (17.8%) over the same period in 1996. Mineral sales in the United States increased $282,000 (53.7%) due to volume increases from existing customers. Mineral sales in Mexico decreased $171,000 (53.0%) from the same period in 1996 primarily due to sales volume decreases from existing customers. Mineral sales for the remaining six months of 1997 are expected to continue to be above 1996 sales levels for the same period as a result of the Mineral Division's expansion into Central and South America.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (CONTINUED)

Gross profit as a percentage of sales for the three months ended June 30, 1997 was 19.7% as compared to 32.9% for the same period in 1996. This decrease was due primarily to higher production costs (labor, supplies, and outside services) in both divisions, continuing start-up costs associated with the Mineral Division's new sample preparation facility in Lima, Peru, and start-up costs associated with the Mineral Division's new sample preparation facility in Managua, Nicaragua.

Operating expenses for the three months ended June 30, 1997 of $441,000 increased by $56,000 (12.7%) from the same period in 1996 due primarily to higher selling expenses, higher professional fees, and expenses associated with the Company's 1997 annual meeting/ proxy statements.

Other income for the three months ended June 30, 1997 was $4,000, net compared to net expenses of $2,000 for the same period in 1996. This increase of $6,000 was due to higher interest income, lower interest expense, and translation gain in the 1997 period, offset by lower other income in the 1996 period.

For the three months ended June 30, 1997, after the elimination of the minority interest in loss of subsidiary of $10,000, the Company had a net loss of $79,000 compared to net income of $164,000 for the same period in 1996. This decrease of $243,000 (148.2%) was due primarily to higher production costs in both divisions, costs associated with the Mineral Division's expansion into Central and South America, and higher selling/general administrative expenses, offset by higher interest income and lower interest expense.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Sales of Services for the six months ended June 30, 1997 of $3,262,000 represents an increase of $291,000 (9.7%) from the same period in 1996. The Environmental Division experienced a decrease of $5,000 (.3%) due to volume decreases of $78,000 from existing customers related to projects being canceled or delayed to the second half of 1997. This decrease was offset by a new customer's one-time project which generated sales of $73,000 in the six months ended June 30, 1997. Environmental sales for the remaining six months are expected to be the same as sales levels in 1996 for the same period. The Mineral Division experienced an increase of $296,000 (22.1%) due primarily to volume increases of $528,000 (3.3%) from existing Mineral United States customers. Mineral sales in Mexico decreased $232,000 (46.0%) from the same period in 1996 due primarily to volume decreases from existing customers. Mineral sales for the remaining six months of 1997 are expected to continue to be above 1996 sales levels for the same period due to the Mineral Division's expansion into Central and South America.

Gross profit as a percentage of sales for the six months ended June 30, 1997 was 18.3% as compared to 28.1% for the same period in 1996. This decrease was due primarily to higher production costs (labor, supplies, and outside services) in both divisions and the Mineral Division's costs associated with its expansion into Central and South America.

Operating expenses for the six months ended June 30, 1997 of $864,000 increased by $117,000 (15.7%) from the same period in 1996 due primarily to higher selling expenses (commissions, travel, advertising, and convention), and higher general/administrative expenses (salaries, supplies, professional fees, Director's fees) and annual meeting/proxy expenses.

Other expenses for the six months ended June 30, 1997 were $4,000 compared to $11,000 for the same period in 1996. This decrease of $7,000 was due primarily to higher interest income and lower interest expense, offset by lower miscellaneous income and higher translation loss.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (CONTINUED

For the six months ended June 30, 1997, after the elimination of the minority interest in loss of subsidiary of $19,000, the Company had a net loss of $252,000 compared to net income of $78,000 for the same period in 1996. This decrease of $330,000 was due primarily to higher production costs, costs associated with expansion into Central and South America, higher selling/general administrative expenses, and translation loss, offset by higher interest income and lower interest expense.


CAPITAL RESOURCES AND LIQUIDITY

Cash totaled $577,000 at June 30, 1997, compared with $803,000 at December 31, 1996. The $226,000 decrease in cash resulted from cash used in operating activities of $165,000 and cash used in the purchase of property and equipment of $142,000, offset by net cash provided by financing activities of $81,000.

Cash used in operating activities of $165,000 resulted from the net loss of $252,000, an increase in net operating assets net of operating liabilities of $69,000, and the minority interest share in loss of subsidiary of $19,000, offset by the effect of certain non-cash reconciling items (primarily depreciation and amortization) of $175,000.

Cash used for the purchase of property and equipment of $142,000 was for leasehold improvements and equipment to increase the capacity in the Mineral Division analytical lab and for the acquisition of equipment for the Peruvian subsidiary.

Cash provided by financing activities of $81,000 consisted of an increase of $26,000 in the working line of credit, cash provided by the exercise of stock options of $37,000, and minority interest contributions of $50,000 in the Peruvian subsidiary, offset by a decrease in long term debt of $32,000.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                   (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

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


INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

At June 30, 1997 the Company has alternative minimum tax credits of approximately $33,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $3,500,000. Such net operating loss carryforwards expire in varying amounts from 1997 to 2012 and are subject to certain limitations under the Internal Revenue Code.

At June 30, 1997 a valuation allowance of approximately $1,300,000 has been recorded as Management of the Company is not able to determine that it is more likely than not that the deferred tax asset will be realized.


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

                          BARRINGER LABORATORIES, INC.
                                  (REGISTRANT)

Date:     July 30, 1997       By: /s/ Charles E. Ramsay
       -------------------        -----------------------
                                  Charles E. Ramsay
                                  Chief Financial Officer