Form 10QSB
period 1997-09-30
BARRINGER LABORATORIES INC
filed 1997-10-30
CIK 859463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                     Commission
September 30, 1997                                        File Number 0-8241
---------------------                                     ----------------------

                          Barringer Laboratories, Inc.
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

           Delaware                                       84-0951626
-------------------------------            -------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

         15000 West 6th Avenue, Suite 300, Golden, Colorado 80401-5047
--------------------------------------------------------------------------------
                  (Address of principal executive office)

Issuer's telephone number, including area code          (303) 277-1687
                                                --------------------------------

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

Number of shares outstanding as of September 30, 1997 - 1,633,792 of Common Stock, $.01 par value.

                         BARRINGER LABORATORIES, INC.


                                     INDEX


Part I   -    Financial Information

         - Consolidated Balance Sheets as of September 30, 1997 (Unaudited) and December 31, 1996;

         - Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 1997 and 1996;

         - Consolidated Statements of Cash Flows (Unaudited) for the Three Months and Nine Months Ended September 30, 1997 and 1996;

         -    Notes to Consolidated Financial Statements; and

         - Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II  -    Other Information

         -    Submission of Matters to a Vote of Security Holders

         -    Other Information


Signatures

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    SEPTEMBER 30,   DECEMBER 31,
                                        1997           1996
                                    -------------   ------------
                                     (UNAUDITED)
Assets

Current Assets:
  Cash                               $  454,000      $  803,000
  Trade receivables, less
    allowance of $45,000 and
    $15,000 for doubtful accounts     1,062,000       1,087,000
  Prepaid expenses and other            137,000          99,000
                                     ----------      ----------

    Total Current Assets              1,653,000       1,989,000
                                     ----------      ----------

Property and Equipment:
  Machinery and equipment             2,142,000       2,000,000
  Machinery and equipment under
    capital lease obligations           191,000         191,000
  Leasehold improvements                680,000         647,000
  Office furniture and equipment         79,000          79,000
                                     ----------      ----------
                                      3,092,000       2,917,000

  Less accumulated depreciation
    and amortization                  2,668,000       2,487,000
                                     ----------      ----------

      Net Property and Equipment        424,000         430,000

Certificate of Deposit                  150,000            -
Other Assets                            128,000          75,000
                                     ----------      ----------

Total Assets                         $2,355,000      $2,494,000
                                     ----------      ----------
                                     ----------      ----------


See accompanying notes to consolidated financial statements.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (CONCLUDED)

                                      SEPTEMBER 30,   DECEMBER 31,
                                          1997           1996
                                      -------------   ------------
                                       (UNAUDITED)
Liabilities and Shareholders' Equity

Current Liabilities:
  Line of credit                       $     -        $     -
  Trade accounts payable                  250,000        213,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                    250,000        256,000
    Other                                 141,000        121,000
  Income tax payable                         -            49,000
  Current maturities of long-
    term debt                              36,000         58,000
                                       ----------     ----------

    Total Current Liabilities             677,000        697,000

Long-Term Debt, less current
  maturities                               65,000         89,000
                                       ----------     ----------

    Total Liabilities                     742,000        786,000
                                       ----------     ----------

Minority Interest                          27,000           -

Shareholders' Equity
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                              -              -
  Common stock, $0.01 par value,
    shares authorized, 10,000,000;
    issued 1,722,052 and 1,652,016
    and outstanding 1,633,792 and
    1,563,756                              17,000         17,000
  Additional paid-in capital            2,569,000      2,532,000
  Accumulated deficit                    (897,000)      (715,000)
  Translation adjustment                     -           (23,000)
                                       ----------     ----------
                                        1,689,000      1,811,000
  Less common stock in treasury,
    at cost, 88,260 shares               (103,000)      (103,000)
                                       ----------     ----------

    Total Shareholders' Equity          1,586,000      1,708,000
                                       ----------     ----------

Total Liabilities and
  Shareholders' Equity                 $2,355,000     $2,494,000
                                       ----------     ----------
                                       ----------     ----------


See accompanying notes to consolidated financial statements.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        IN THOUSANDS EXCEPT SHARE DATA
                                 (UNAUDITED)

                              THREE MONTHS             NINE MONTHS
                           ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                           -------------------     -------------------
                            1997         1996      1997          1996
                           ------       ------     ------       ------
Sales of Services
  United States            $1,836       $1,915     $4,826       $4,382
  Mexico                      109          204        381          708
                           ------       ------     ------       ------

Total Sales of Services     1,945        2,119      5,207        5,090

Cost of Services Sold       1,456        1,320      4,121        3,455
                           ------       ------     ------       ------

  Gross Profit                489          799      1,086        1,635
                           ------       ------     ------       ------
  Selling, general and
    administrative            439          407      1,303        1,154
                           ------       ------     ------       ------
  Operating Profit (Loss)      50          392       (217)         481

Other Income (Expense):
  Interest income               7            8         26           15
  Interest expense             (4)         (11)       (14)         (42)
  Translation gain/loss         2           (5)       (14)          (5)
  Other                         2           (2)         5           11
                           ------       ------     ------       ------
  Total Other Income
    (Expense)                   7          (10)         3          (21)
                           ------       ------     ------       ------
Income (Loss) before
  Income Taxes                 57          382       (214)         460
Provision for Income Taxes     -            -          -            -
Minority Interest in Loss
  of Subsidiary                13           -          32           -
                           ------       ------     ------       ------
Net Income (Loss) for
  the period               $   70       $  382     $ (182)      $  460
                           ------       ------     ------       ------
                           ------       ------     ------       ------


See accompanying notes to consolidated financial statements.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        IN THOUSANDS EXCEPT SHARE DATA
                                 (UNAUDITED)
                                 (CONTINUED)

                              THREE MONTHS             NINE MONTHS
                           ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                           -------------------     -------------------
                            1997         1996      1997          1996
                           ------       ------     ------       ------
Per Share Data:

Net Income (Loss)
  Per share                $  .04       $  .23     $ (.11)      $  .28
                           ------       ------     ------       ------
                           ------       ------     ------       ------

Weighted average common
  shares outstanding      1,633,792  1,652,016  1,603,050    1,652,016
                          ---------  ---------  ---------    ---------
                          ---------  ---------  ---------    ---------


See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH
                         IN THOUSANDS EXCEPT SHARE DATA
                                  (UNAUDITED)

                                          THREE MONTHS     NINE MONTHS
                                         ENDED SEPT.30,   ENDED SEPT.30,
                                        ---------------   --------------
                                          1997    1996     1997    1996
                                         -----    -----   -----    -----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for
    the period                           $  70    $ 382   $(182)   $ 460
Items not affecting cash
  Depreciation and
     amortization                           72      102     212      312
  Bad debt expense                           6        6      18       14
  Minority interest share in
    loss of subsidiary                     (13)      -      (32)      -
  Other                                     -        (2)     23        2
  Increase in operating
    assets net of
    operating liabilities                  (25)     (17)    (94)     (26)
                                         -----    -----   -----    -----
Cash Provided by (Used In)
    Operating Activities                   110      471     (55)     762
                                         -----    -----   -----    -----

CASH FLOWS USED IN INVESTING
ACTIVITIES

Purchase of property and
  equipment                                (52)     (57)   (194)    (170)
                                         -----    -----   -----    -----

CASH FLOWS FROM FINANCING
ACTIVITIES

Purchase of certificate
  of deposit                              (150)      -     (150)      -
Exercise of stock options                   -        -       37       -
Increase in long-term debt                  -        -       -       148
Reduction in long-term debt                (14)     (43)    (46)    (180)
Increase (decrease) in
  short term borrowings                    (26)     (21)     -       (84)
Minority interest
    contributions                            9       -       59       -
                                         -----    -----   -----    -----
  Cash Provided by (Used In)
    Financing Activities                  (181)     (64)   (100)    (116)
                                         -----    -----   -----    -----

Increase (decrease) in cash               (123)     350    (349)     476

Cash-beginning of period                   577      296     803      170
                                         -----    -----   -----    -----

Cash-end of period                       $ 454    $ 646   $ 454    $ 646
                                         -----    -----   -----    -----
                                         -----    -----   -----    -----


See accompanying notes to consolidated financial statements.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                        IN THOUSANDS EXCEPT SHARE DATA
                         INCREASE (DECREASE) IN CASH
                                 (UNAUDITED)
                                 (CONTINUED)

                              THREE MONTHS         NINE MONTHS
                          ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                          -------------------  -------------------
                            1997       1996      1997       1996
                          --------   --------  --------   --------
Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables         $(150)    $(184)    $   7      $ (24)
  Due from affiliate           -          3        -           1
  Other current assets         -         54       (38)        75
  Accounts payable and
    accrued liabilities       104       114        51        (69)
  Income tax payable                     -        (49)        -
  Other                        21        (4)      (65)        (9)
                            -----     -----     -----      -----

Total - net                 $ (25)    $ (17)    $ (94)     $ (26)
                            -----     -----     -----      -----
                            -----     -----     -----      -----

Cash paid during the
  period for interest       $   4     $  11     $  14      $  42
                            -----     -----     -----      -----
                            -----     -----     -----      -----

Cash paid during the
  period for income taxes   $   -     $  -      $  49      $  -
                            -----     -----     -----      -----
                            -----     -----     -----      -----


See accompanying notes to consolidated financial statements.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

    In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries, as of September 30, 1997 and the results of their operations and their cash flows for the three months and the nine months ended September 30, 1997 and 1996. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1996 audited financial statements of Barringer Laboratories, Inc. and Subsidiary included in their Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The Form 10-KSB should be read in conjunction herewith.


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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Sales of services for the three months ended September 30, 1997 of $1,945,000 represents a decrease of $174,000 (8.2%) from the same period in 1996. The Environmental Division experienced a decrease of $2,000 (.2%) primarily due to volume decreases of $313,000 (26.7%) from existing customers. These decreases were offset by two new customers' one-time projects which generated sales of $311,000 in the three months ended September 30, 1997. These projects will continue through November, 1997. Environmental sales for the remaining three months are expected to equal 1996 sales levels for the same period. The Mineral Division experienced a decrease of $172,000 (18.2%) over the same period in 1996. Mineral sales in the United States decreased $77,000 (10.3%) due to volume decreases of $171,000 (23.0%) from existing customers, offset by new Peruvian customers' sales of $94,000. Mineral sales in Mexico decreased $77,000 (10.4%) from the same period in 1996 primarily due to volume decreases from existing customers. Mineral sales for the remaining three months of 1997 are expected to equal 1996 sales levels for the same period.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                     (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (CONTINUED)

Gross profit as a percentage of sales for the three months ended September 30, 1997 was 25.1% as compared to 37.7% for the same period in 1996. This decrease of 12.6% was due primarily to lower Mineral Division sales, higher production costs (labor, supplies, and outside services) in both divisions, and one-time start-up operating costs associated with the Mineral Division's new sample preparation facility in Managua, Nicaragua. Additionally, Environmental sales of $311,000 in the three months ended September 30, 1997 were priced competitively lower which contributed to the period's lower gross profit.

Operating expenses for the three months ended September 30, 1997 of $439,000 increased by $32,000 (7.8%) from the same period in 1996 due primarily to higher selling expenses (commissions, advertising, and travel), and higher general and administrative expenses (payroll, directors' fees/expenses, and travel).

Other income for the three months ended September 30, 1997 was $7,000, compared to net expenses of $10,000 for the same period in 1996. This increase of $17,000 was due primarily to higher other income, lower interest expense, and translation gain in the 1997 period.

For the three months ended September 30, 1997, after the elimination of the minority interest in loss of subsidiary of $13,000, the Company had net income of $70,000 compared to net income of $382,000 for the same period in 1996. This decrease of $312,000 (81.7%) was due primarily to higher production costs in both divisions, costs associated with the Mineral Division's expansion into Central and South America, Environmental sales of $311,000 at a lower gross profit percentage, and higher selling/general administrative expenses, offset by lower interest expense, translation gain, and higher other income.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Sales of Services for the nine months ended September 30, 1997 of $5,207,000 represents an increase of $117,000 (2.2%) from the same period in 1996. The Environmental Division experienced a decrease of $7,000 (.2%) due to volume decreases of $318,000 (8.4%) from existing customers. These decreases were offset by two new customers' one-time projects which generated sales of $311,000 in the nine months ended September 30, 1997. These projects should continue through November, 1997. Environmental sales for the remaining three months of 1997 are expected to be the same as sales levels in 1996 for the same period. The Mineral Division experienced an increase of $124,000 (5.4%) due primarily to volume increases of $354,000 (22.4%) from existing Mineral United States customers and new Peruvian clients' sales of $97,000. Mineral sales in Mexico decreased $327,000 (46.2%) from the same period in 1996 due primarily to volume decreases from existing customers. Mineral sales for the remaining three months of 1997 are expected to equal 1996 sales levels for the same period.

Gross profit as a percentage of sales for the nine months ended September 30, 1997 was 20.9% as compared to 32.1% for the same period in 1996. This decrease of 11.2% was due primarily to higher production costs (labor, supplies, and outside services) in both divisions, Environmental sales of $311,000 at a lower gross profit percentage, and the Mineral Division's costs associated with expansion into Central and South America.

Operating expenses for the nine months ended September 30, 1997 of $1,303,000 increased by $149,000 (12.9%) from the same period in 1996 due primarily to higher selling expenses (commissions, travel, advertising, and convention), and higher general/administrative expenses (salaries, supplies, professional fees, Director's fees/ expenses) and annual meeting/proxy expenses.

Other income for the nine months ended September 30, 1997 was $3,000 compared to operating expenses of $21,000 for the same period in 1996. This increase of $24,000 was due primarily to higher interest income and lower interest expense, offset by lower miscellaneous income and higher translation loss.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                 (CONTINUED)

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (CONTINUED

For the nine months ended September 30, 1997, after the elimination of the minority interest in loss of subsidiary of $32,000, the Company had a net loss of $182,000 compared to net income of $460,000 for the same period in 1996.
This decrease of $642,000 was due primarily to higher production costs, Environmental sales of $311,000 at a lower gross profit percentage, costs associated with expansion into Central and South America, higher selling/ general administrative expenses, and translation loss, offset by higher interest income and lower interest expense.


CAPITAL RESOURCES AND LIQUIDITY

Cash totaled $454,000 at September 30, 1997, compared with $803,000 at December 31, 1996. The $349,000 decrease in cash resulted from cash used in operating activities of $55,000, cash used in the purchase of property and equipment of $194,000, and cash used in financing activities of $100,000.

Cash used in operating activities of $55,000 resulted from the net loss of $182,000, an increase in net operating assets net of operating liabilities of $94,000, and the minority interest share in loss of subsidiary of $32,000, offset by the effect of certain non-cash reconciling items (primarily depreciation and amortization) of $253,000.

Cash used for the purchase of property and equipment of $194,000 was for leasehold improvements and equipment to increase the capacity in the Mineral Division analytical lab, the acquisition of equipment for the Peruvian subsidiary, and the acquisition of equipment for the Nicaraguan subsidiary.

Cash used in financing activities of $100,000 consisted of the purchase of a $150,000 in the certificate of deposit which is security for the $150,000 letter of credit required by the Colorado Department of Health and decrease in long term debt of $46,000, offset by cash provided by the exercise of stock options of $37,000 and minority interest contributions of $59,000 in the Peruvian subsidiary, .

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                   (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

The $150,000 letter of credit is required by the Colorado Department of Health to increase the level of the Company's Radiochemistry License. This increase in the license gives the Company the ability to grow the radiochemistry analytical business.

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


INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

At September 30, 1997 the Company has alternative minimum tax credits of approximately $33,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $3,500,000. Such net operating loss carryforwards expire in varying amounts from 1997 to 2012 and are subject to certain limitations under the Internal Revenue Code.

At September 30, 1997 a valuation allowance of approximately $1,300,000 has been recorded as Management of the Company is not able to determine that it is more likely than not that the deferred tax asset will be realized.


INFLATION

Inflation was not a material factor in either the sales or the operating expenses of the Company during the periods presented herein.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES


PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On Tuesday, July 22, 1997, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders at the Sheraton Denver, West, Lakewood, Colorado. At the meeting, the following incumbent directors were elected by the indicated vote to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

             NOMINEE                      FOR

         R. Scott Asen                 1,287,926
         Anthony R. Barringer          1,287,926
         John P. Holmes                1,287,926
         J. Francis Lavelle            1,287,926
         Robert H. Walker              1,287,926
         Randolph Ware                 1,287,926
         C.F. Wasser, III              1,287,926

In addition to the election of directors, the following business was brought before and voted upon at the Annual Meeting of Stockholders.

    a) Stockholders approved the 1997 Long-Term Incentive Plan ("1997 Plan"). 1997 Plan is to provide key management employees of the Company with added incentives to continue in the long-term service of the Company and to create in such employees a more direct interest in the future success of the Company by relating compensation to increases in stockholder value, so that the income of key management employees is more closely aligned with the income of the stockholders of the Company. 1997 Plan is also designed to attract key employees and to retain and motivate participating employees by providing an opportunity for investment in the Company. 1997 Plan will be administered by the Board of Directors or through an Incentive Plan Committee appointed by the Board of Directors and consisting of not less than two persons, all of whom must be non-employee directors. 1997 Plan reserves 120,000 shares of the Company's common stock for issuance. Any shares that are are the subject of an award under the 1997 Plan which has lapsed or expired unexercised or unissued will automatically become available for reissue under the 1997 Plan.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         (CONTINUED)

         The exercise prices, vesting schedules, and other pertinent terms of the 1997 Plan will be determined by the Committee, but no exercise price for an incentive stock option will be less than the fair market value of the stock on the date the option in granted. 1997 Plan was approved by a vote of 968,001 for and 84,500 against.

    (b) Stockholders also approved the non-employee Directors Stock Option Plan (the "Non-Employee Directors Plan"). The Non-Employee Directors Plan provides for the grant of Stock Options to Non-Employee Directors of the Company and its affiliated corporations in order to encourage and provide incentives for high level performance by the Non-Employee Directors of the Company. The maximum number of shares of common stock that may be subject to stock options under the Non-Employee Directors' Plan is 30,000 shares. On adoption of the non-Employee Directors' Plan or upon initial election or appointment of a non-employee director to the Board of Directors of the Company, he or she shall be granted a stock option to purchase 1,000 shares of common stock. In addition, each non-employee director shall be granted a stock option to purchase 1,000 shares of common stock effective as to each anniversary date of the initial grant of a stock option to such director. Each stock option granted under the Non-Employee Directors' Plan shall be vested one-third on the date of grant, one-third upon the first yearly anniversary date of a grant and the final one-third upon the second yearly anniversary date of the grant. The purchase price per share of common stock for the shares to be purchased pursuant to the exercise of stock option will be 100% of the fair market value of the common stock on the date of grant of the option. Non-Employee Directors' Plan was approved by a vote of 1,171,970 for and 92,100 against.

    (c) Stockholders also ratified the appointment of BDO Seidman LLP as independent auditors for the Company's fiscal year ending December 31, 1997 by a vote of 1,286,926 for and 1,000 against.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

ITEM 5.  OTHER INFORMATION

Subsequent to September 30, 1997, Robert H. Walker, resigned as President, Chief Executive Officer and Director of the Company to pursue other interests. Mr. Walker's final compensation package consisted of six months of pay and fringe benefits, as well as the Company's purchase of 35,183 shares of its Common Stock from Mr. Walker at $2.00 a share. Additionally, the Company purchased and cancelled Mr. Walker's 33,000 vested options at a price of equal to the difference between the options' exercise price and $2.00 per share.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                          BARRINGER LABORATORIES, INC.
                                  (REGISTRANT)





Date:    October 29, 1997                By: /s/ Charles E. Ramsay
     ---------------------------             -------------------------------
                                             Charles E. Ramsay
                                             Chief Financial Officer