Form 10KSB40
period 1997-12-31
BARRINGER LABORATORIES INC
filed 1998-04-15
CIK 859463

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB

     [X]  ANNUAL REPORT under Section 13 or 15(d) of the Securities
           Exchange Act of 1934
     For the fiscal year ended December 31, 1997
                                          OR
     [ ]  TRANSITION REPORT Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934
     For the transition period from_______________ to ______________
                  Commission File Number 0-8241

                       BARRINGER LABORATORIES, INC.
     ---------------------------------------------------------------
              (Name of small business issuer in its charter)

          DELAWARE                                   84-0951626
---------------------------------              ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)


15000 WEST 6TH AVENUE, SUITE 300, GOLDEN, COLORADO      80401-5047
--------------------------------------------------      ----------
     (Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code   (303) 277-1687
                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, PAR VALUE $.01 PER SHARE
                        --------------------------------------
                                  (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
               Yes    X       No
                  --------       --------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's net revenues for the fiscal year ended December 31, 1997 were $7,179,000.

Number of shares outstanding as of March 13, 1998, of Common Stock, $.01 par value - 1,590,649.

The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the most recent trading date (March 20, 1998), is $510,569.

DOCUMENTS INCORPORATED BY REFERENCE

None.

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

The matters discussed below include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual plans and cause them to differ materially from those in the forward-looking statements.

(a)  COMPANY DEVELOPMENT

Barringer Laboratories, Inc. (the "Company") provides analytical services to the environmental services and mineral exploration industries. The Company was organized under Delaware law in December 1988 to conduct the laboratory business previously conducted by Barringer Technologies, Inc. ("BTI"), the Company's founder.

The Company's principal executive office is located at 1500 West 6th Avenue, Suite 300, Golden, Colorado. This location is also the site of the Company's environmental services laboratory. The Company also maintains a full service mineral assay and geochemistry laboratory in Reno, Nevada.

In October, 1993, the Company formed a wholly owned Mexican subsidiary, Barringer Laboratorios de Mexico S.A. de C.V. ("BLM"), which owns and operates a 5,000 square foot sample preparation laboratory in Hermosillo, Sonora.

In November, 1996, the Company entered into an agreement with Servicios Ecologica S.A. ("SESA"), the Peruvian subsidiary of a Canadian environmental services company, and Dr. Clifton Farrell, to form a Peruvian subsidiary of the Company, Barringer Laboratories Del Peru S.A. ("BLP"). The Company owns 67% of the common stock of BLP, SESA 28% and Dr. Farrell the remaining 5%. During 1997, BLP established a 2,500 square foot sample preparation laboratory in Lima.

The Company closed a former sample preparation laboratory in Helena, Montana in late 1996 due to the decline in mineral exploration activity in that region.

In July, 1997, the Company established a wholly owned subsidiary in Nicaragua, Barringer Laboratorios de Nicaragua, S.A. ("BLN"), which owns and operates a 7,000 square foot sample preparation laboratory in Managua.

(b)  DESCRIPTION OF THE COMPANY'S BUSINESS

OVERVIEW OF SERVICES PROVIDED

The Company provides analytical testing operations through two divisions:

     ENVIRONMENTAL DIVISION

     The Company performs independent analytical testing services for governmental agencies, engineering consulting firms, industrial companies and other entities involved in environmental monitoring programs and the treatment and management of hazardous waste. The market for the Company's services results primarily from its customers' need to comply with Federal, state and local environmental regulations. Increasingly, the Company is conducting work for customers required to comply with similar environmental regulations in other countries. These customers typically rely on independent laboratories such as the Company to support their efforts to comply with these regulations.

     The Company's environmental facility provides a wide range of laboratory testing services to detect and measure the presence of chemical and/or radioactive contamination in samples of water, soil, sediments, air, industrial wastes and effluents, biological materials, vegetation, produce and animal tissues, and body fluids. The analytical activities of the laboratory may be divided into three categories:

          Radiochemistry, or testing for low level radioactive contaminants, including naturally occurring isotopes such as uranium and radium, the transuranics such as plutonium and americium and man-made isotopes such as cobalt 60 and iron 55.

          Testing for organic chemical contaminants such as hydrocarbons, pesticides, herbicides, polychlorinated biphenyls (PCBs), and polynuclear aromatic (PNAs).

          Testing for inorganic chemical contaminants such as trace metals, nitrates, and sulfates. Included in this category are waste characterization indicators such as corrosivity, ignitability and reactivity required under the Resource Conservation and Recovery Act of 1976, as well as wastewater characterization indicators such as biological (or chemical) oxygen demand (BOD/COD), and turbidity required under the Clean Water Act.

     The Company's environmental laboratory also has the ability to analyze mixed wastes: i.e. waste materials that are co-contaminated with both chemical and radioactive contaminants. In 1997, radiochemistry comprised approximately 50% of the environmental laboratory's work while the balance was approximately evenly split between organic and inorganic analyses. Even though the Company's environmental laboratory has the ability to perform organic and inorganic chemical analysis for a wide range of potential customers with environmental compliance needs, most of this business is related to, or supportive of, the Company's radiochemistry activity. During 1997, over 28,000 samples were analyzed in the Company's environmental laboratory for 239 customers.


     MINERAL DIVISION

     The Company's mineralogical and geochemical testing activities are provided largely in support of the exploration programs of precious metal mining companies. The mineral laboratory is equipped to perform precious metal fire assays as well as geochemical determinations of "pathfinder" metals such as lead, zinc, copper and others. Cyanide leach tests for characterizing the metallurgical properties of gold ores are also conducted. In 1997, this laboratory processed over 200,000 samples for 79 customers. Supporting the Reno laboratory are satellite sample preparation laboratories in Hermosillo, Mexico; Managua, Nicaragua; and Lima, Peru.
     An increasing proportion of the Mineral Division's work originates outside the United States.

     SALES BY DIVISION

     The following table sets forth sales by Division for the past three fiscal years.

                                            1997     1996     1995
                                            ----     ----     ----
                                               (in thousand $)
     ENVIRONMENTAL DIVISION

         Radiochemistry                    $1,935   $2,163   $2,388
         Organic Analysis                     947      740    1,005
         Inorganic Analysis                 1,160    1,120    1,144
                                           ------   ------   ------
             TOTAL ENVIRONMENTAL           $4,042   $4,023   $4,537
                                           ------   ------   ------
                                           ------   ------   ------
     MINERAL DIVISION

          United States                    $1,295   $1,821   $1,627
          Latin America                     1,378    1,147      426
          Other                               464      260      182
                                           ------   ------   ------
             TOTAL MINERAL                 $3,137   $3,228   $2,235
                                           ------   ------   ------
             TOTAL                         $7,179   $7,251   $6,772
                                           ------   ------   ------
                                           ------   ------   ------


CUSTOMER BASE AND MARKETING ACTIVITIES

While the market for environmental testing services is widely distributed across the United States, the Company's special expertise in radiochemistry means that its Environmental Division's customers are widely scattered geographically. They include en-vironmental consulting engineering firms, hazardous and low level radioactive waste treatment/disposal companies, public utilities, industrial companies (particularly mining companies) and various Federal, state and local government agencies.

In 1997, the Environmental Division had 239 customers, of which the three largest accounted for 14.4%, 9.5% and 8.5% of the Division's total revenues, respectively. The Division's top seven customers accounted for just under 50% of its total revenue. The loss of either of its top two customers would likely represent a material adverse development for the Company and would probably result in a downsizing of its Golden laboratory, at least on a temporary basis.

The Mineral Division's customers are also widely distributed geographically and consist largely of precious metal mining companies. The Mineral Division had 79 customers in 1997, the three largest of which accounted for 16.2%, 14.6% and 5.7% of this Division's total revenues, respectively. The loss of the Division's largest customer would represent a material adverse development for the Company. It would likely lead to a downsizing of the Company's Reno laboratory and could jeopardize the viability of one of the Latin American sample preparation facilities. No single customer exceeds 10% of the Company's total consolidated revenues.

The Company's customers initially award contracts for analytical work, or major analytical projects, on the basis of responses to a competitive bidding process. However, in both of the Company's main markets, customers are inclined to award continuing repeat business to vendors with which they are satisfied according to three key criteria: (a) accuracy of the analytical data provided; (b) quality of customer service and (c) price.

The Company maintains a small, highly qualified group of five technical sales staff, who conduct much of their activity by telephone and mail, particularly as it relates to the competitive bidding process that dominates both of the Company's main markets for new contracts and projects. They also make sales trips several times per year to visit key customers and potential customers in different geographic regions of the United States, and, in the case of the Mineral Division, Mexico, Peru, Nicaragua and other Latin American countries.

In addition, the Company maintains customer service representatives in both Divisions whose tasks are to ensure that the technical requirements of incoming work are well defined and that customers are updated on the status of work or projects currently in progress in the Company's laboratories.

The Company is an exhibitor at a small number of trade shows each year. These shows are chosen for their relevance to the Company's areas of particular expertise and include hazardous waste industry conferences (particularly those focusing on the nuclear industry) and mining industry symposia. The Company is active in a number of trade associations and other industry forums as a means of promoting its visibility and technical expertise.

Given the specialized nature of the Company's analytical activities, Management does not believe that print advertising is a productive channel for attracting new business and, accordingly, devotes few resources to this form of promotional activity.

INTERNATIONAL ACTIVITIES

During the past several years, the major precious metal mining companies, which are the primary customers of the Company's Mineral Division, have significantly reduced their activities in North America. Exploration efforts have increasingly focused on Latin America, where gold production costs are in the range of $65-120 per ounce compared with $200-300 per ounce in North America. Since 1993, the Company's Mineral Division has taken successful steps to maintain its standing in this market by establishing local operations to service the exploration programs of its customers in these countries. Specifically:

     In October, 1993, the Company established a 5,000 square feet sample preparation laboratory in Hermosillo, Sonora, Mexico, owned and operated by its wholly owned Mexican subsidiary, BLM.

     In November, 1996, the Company established a 2,500 square feet sample preparation laboratory in Lima, Peru, owned and operated by its 67% owned Peruvian subsidiary, BLP.

     In July, 1997, the Company established a 7,000 square feet sample preparation laboratory in Managua, Nicaragua, owned and operated by its wholly owned Nicaraguan subsidiary, BLN.

In early 1998, the Company entered into an exclusive contract with a major Canadian mining company to provide comprehensive analytical services in support of all of its exploration efforts in Nicaragua and Honduras. The Company is establishing an additional sample preparation laboratory at La Rosita, Nicaragua, and has entered into an arrangement to provide sample preparation services in Tegucigalpa, Honduras, through the Honduran subsidiary of a U.S. based laboratory company. The capital requirement for this project is approximately $120,000 of which $60,000 will be reimbursed to the Company by the customer within 12 months.

All of these sample preparation facilities are equipped with drying ovens and rock crushing equipment for pulverizing the drill cores received from customers in these countries. Following homogenization of the crushed rock samples, representative samples are airfreighted to the Company's Reno laboratory for fire assay and/or geochemical analysis.

The Company has utilized its presence in these Latin American markets to develop additional business for its Environmental Division. North American mining and other industrial corporations wishing to conduct business in these countries are typically required to conform to environmental standards similar to those prevailing in North America. The absence of high quality laboratories in these countries generally requires that analytical work associated with meeting these standards be sent to North American laboratories. The proportion of the Company's environmental work originating in Latin America amounted to nearly 5% of the Company's total 1997 environmental revenues.

Management believes that it is necessary to maintain international diversification in order to maintain the Company's position in the market for exploration-related mineral assay work. However, political unrest or severe economic or financial disruption (e.g. inflation, currency fluctuations) in any of the countries in which the Company has established operations could compromise the viability of its local operations.

ENVIRONMENTAL COMPETITION

Management believes that the size of the U.S. environmental and hazardous waste testing market exceeds $1 billion annually and that it is served by as many as 1,250 independent analytical laboratories. Most firms competing in this highly fragmented market utilize similar instrumentation and analytical methods, and have comparable technical capability to that of the Company. Many are considerably larger and may have significantly greater financial resources than the Company.

Since 1991, the U.S. market for environmental testing services has been characterized by significant overcapacity. Accordingly, while a reputation for producing accurate data, rapid response to customer requirements and an ability to meet tight turnaround standards are important competitive factors, most competition has been based largely on price. Over the past six years, prices in some segments of this market have declined by as much as 60%.

There have been a number of attempts to achieve dominance in this industry through consolidation strategies, but, to date, none have succeeded in creating a financially successful company with significant market share. During the last year, three of the largest fifteen environmental laboratory companies have filed for protection under Federal bankruptcy laws, while most of the remaining larger companies in the market have closed one or more laboratories, and many smaller laboratory firms have closed down altogether. Management believes that more than 10% of the industry's capacity has been eliminated in the past year.

While there can be no assurance that there will be any improvement in the competitive conditions prevalent in the market over the past several years, or that new competitors will not emerge, management believes that the market may be returning to a more stable position.

The Company intends to capitalize on the recent capacity reduction in the industry through its reputation in radiochemistry. This is a niche market segment in which there are no more than 25-30 competitors nationwide. Management believes that an interesting opportunity is developing in this market for analytical services associated with the decommissioning of the country's over 100 nuclear power plants, which are reaching the end of their technical and economic lives.

The Company also believes that its growing presence and reputation in the exploration-related mineral testing market in Latin America represents an opportunity to secure an increasing amount of environmental work from this region.

MINERAL COMPETITION

The market for mineral assay services is considerably smaller than that for environmental testing services. There are several competitors with a much greater market share than that of the Company. Two of these competitors are subsidiaries of large, multi-dimensional testing companies with resources significantly greater than those of the Company.

As indicated above, the precious metal mining industry has refocused its exploration efforts on Latin America and, to a lesser extent, Asia and Africa, at the expense of North America. Many of the smaller laboratory companies serving the traditional North American market are finding themselves under increasing price and volume pressure. Management believes that the number of firms competing in this traditional market will decline over the coming years.

The Company has, as mentioned earlier, taken a number of steps in recent years to position itself to take advantage of the developing opportunity in the Latin American market. The Company's experience is that the key to success in this process is an ability to respond quickly to customers' changing geographical requirements while maintaining quality in its operations and services.

While there is no assurance that the market for exploration-related mineral testing will continue to grow in Latin America, the Company has a well established operational and financial formula for setting up sample preparation facilities in these countries quickly and cost-effectively, and for finding competent local technical and managerial staff who can maintain the Company's standards of quality. Management believes that this capability should allow it to secure and maintain a greater share of this market as the precious metal mining industry continues to expand outside North America.

LICENSES AND PERMITS

The Company's environmental laboratory requires a number of licenses, certifications and accreditations in order to provide the range of analytical services it deems necessary to compete effectively in its target markets. These are issued by Federal and state environmental agencies, private accrediting bodies and private industrial corporations. The Company devotes significant resources to the maintenance of these licenses and certifications which are typically renewable on an annual or other periodic basis.


REGULATION

The environmental side of the Company's activities is regulated by the Environmental Protection Agency, the Nuclear Regulatory Commission and the Occupational Safety and Health Agency. Most of these regulations concern the analytical methods used in the laboratory, maintenance of a safe working environment, and the proper disposal of used samples and laboratory waste. The mineral testing side of the Company's activities is less heavily regulated but is also required to conform to Federal and local regulations concerning safe working conditions and the disposal of waste material from its operations. The Company is not aware of any new regulatory initiatives which, if adopted, would impose significant incremental costs on the Company. See also Item 3 below.


EMPLOYEES

As of December 31, 1997, the Company had 112 employees, 106 of whom were employed on a full time basis. Most of the Company's technical staff are degreed professionals, and management believes the Company's reputation and ability to provide customers with high quality data and good service depend upon its ability to attract and retain highly qualified technical staff. None of the Company's employees are represented by any union and the Company considers its employee relationships to be satisfactory.


OTHER

The Company's business does not depend on the availability of raw materials, nor does the Company have any patents, trade marks, licenses, franchises, concessions, royalty agreements or labor contracts. The Company does not devote any significant efforts on research and development.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases office and laboratory space from unaffiliated parties as follows:


                                                              Square        Annual         Expiration
Location                                     Use              Footage       Lease             Date
--------                                     ---              -------       -----             ----
15000 West 6th Avenue, Suite 300     office and analytical     17,800      $174,000      February, 2001
Golden, Colorado                     services laboratory

5301 Longley Lane                    office and analytical     25,500      $194,000      September, 2001
Reno, Nevada                         services laboratory

5301 Longley Lane, #24               storage space              2,420      $ 13,800      February, 2001
Reno, Nevada

Barringer Laboratorios DE Mexico     sample preparation         5,000      $ 12,000      January, 1999
  S.A. DE C.V.                       laboratory
Blvd. Garcia Morales 829-A BoDega 2
Colonia La Manga De Este Cuidad
Hermosillo, Sonora, Mexico

Barringer Laboratories DEL Peru      sample preparation         2,500      $ 28,000      October, 1998
Avenida Domingo Orue 489             laboratory
Surguillo, Lima 34, Peru

Barringer Laboratorios DE Nicaragua  sample preparation         7,000      $ 27,000      March, 1999
Complejo Ocal                        laboratory
Km 7.5 Carretara Norte
Managua, Nicaragua


The Company believes that the office and laboratory space it currently leases is adequate for its current operations.

ITEM 3.  LEGAL PROCEEDINGS

In early 1998, the Company learned that certain employees in one section of its environmental laboratory did not consistently follow laboratory procedures as set forth in the Company's Standard Operating Procedures and applicable test methods. Management believes the employee practices in question may have affected a small percentage of the soil and water test results reported to clients of the environmental laboratory. The Company then commenced an internal investigation, engaged outside advisors to assist in the investigation, and initiated corrective actions. This investigation is not yet complete. In addition, the Company informed the United States Environmental Protection Agency ("EPA") of its investigation and its corrective action program. EPA has informed the Company that Agency law enforcement personnel will be conducting their own investigation into this matter in accordance with EPA's policy towards voluntary self-disclosures of this type. The Company intends to cooperate fully with all regulatory agencies with respect to the matter. To date, no agency or other party has brought any action or proceeding against the Company.

In light of the above development, the Company has taken broad corrective action measures, including: review and revision of relevant standard operating procedures; expansion of analyst training; expansion of its existing Quality Assurance Program including the establishment of periodic external audits; establishment of an Ethical Work Practices and Data Integrity Policy and the initiation of an ethics training program for all staff.

Depending upon the nature and frequency of any improper practices and other factors, it is possible that the Company could be subject to penalties or other sanctions that could be severe, and that the Company could face other liabilities if reported test results were erroneous. At this stage in the investigation, it is not possible to predict the ultimate outcome of this uncertainty, and Management believes that the steps it has taken to date should mitigate any adverse con-sequences to the Company. See "Item 6 Management's Discussion and Analysis or Plan of Operation".

However, the cost of the investigation and any associated liabilities may have a material adverse impact on the results of operations, financial position and cash flows of the Company. The Company's 1997 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Other than as set forth above, the Company is not a party to any material, pending, or threatening litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1997.

                                       PART II


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF OUTSTANDING COMMON STOCK

The Company's common stock is traded on the OTC Bulletin Board under the symbol BALB. On March 13, 1997, there were approximately 35 holders of record (both beneficial and nominee) of the common stock.

The following table sets forth the high and low bid quotations per share of common stock for each quarter of the years indicated. The prices represent quotations between dealers as reported by the NASDAQ and do not include retail markup, markdown or commission and may not necessarily represent actual transactions.

                                            Common Stock
                                            ------------
                                        High           Low
                                        ----           ---
1996     First Quarter                 $1.31          $ .37
         Second Quarter                 1.19            .84
         Third Quarter                  1.50            .93
         Fourth Quarter                 2.19           1.44

1997     First Quarter                 $3.13          $1.69
         Second Quarter                 3.00           1.88
         Third Quarter                  2.19           1.50
         Fourth Quarter                 1.94           1.50

1998     First Quarter                 $1.125         $0.625


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         (CONTINUED)

affected by various trends and factors which are beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, future capital needs, uncertainty of government contracts, uncertainties in revenue due to fluctuations in weather, uncertainty arising out of the investigation described in Item 3, and other uncertain business conditions that affect the Company's businesses.

With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Capital Resources and Liquidity" include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those in the forward-looking statements.

RESULTS OF OPERATIONS

The following is a breakdown of consolidated operating results for the years ended December 31, 1997 and 1996.

                                            Consolidated
                                     --------------------------
                                         Years Ended 12/31
                                        1997           1996
                                     --------------------------
Sales of Services                    $7,179,000      $7,251,000
Cost of Services Sold                 5,526,000       4,828,000
                                     ----------      ----------
Gross Profit                          1,653,000       2,423,000

Selling, General and
  Administrative Expenses             1,819,000       1,661,000
Corporate Realignment Expense           131,000            -
                                     ----------      ----------
Operating Profit (Loss)                (297,000)        762,000

Other Income (Expense)                   18,000         (26,000)
Loss on Disposal of Assets              (87,000)           -
Minority Interest in the Loss
  of Subsidiary                          54,000            -
                                     ----------      ----------
Income (Loss) before Income
  Taxes and after elimination
  of minority interest in the
  loss of subsidiary                 $ (312,000)     $  736,000
                                     ----------      ----------
                                     ----------      ----------

1997 COMPARED TO 1996

Net sales for 1997 of $7,179,000 reflect a $72,000 (1%) decrease in sales compared to 1996 sales of $7,251,000. The Environmental Division experienced an increase in sales of $19,000 (.5%) due to the addition of two new customers' large one-time projects which generated sales of $579,000 in 1997.
 These increases were offset by volume decreases of $577,000 (14.3%) from existing customers. The Mineral Division experienced a decrease in sales of $91,000 (2.8%) from 1996 due to a decrease in sales of $208,000 (24.3%) in
Mexico and a decrease in sales of $493,000 (21.6%) in the United States. The decrease in Mexico was primarily due to the loss of a major customer at the end of 1996. Sales from this customer in 1997 were $249,000 less than those generated in 1996. An additional contributor to the reduced sales in Mexico was a one-time project in 1996 which generated sales of $92,000. These decreases were offset by volume sales increases of $133,000 from other customers and the addition of new customers. Reduced sales in the United States were due to lower gold prices and the migration of the gold exploration industry out of North America and into Latin America.

These sales reductions were offset by new Peruvian customers' sales of $154,000 and increased sales from Nicaraguan customers of $456,000 over 1996.
 These increases were directly attributable to the establishment in 1997 of mineral preparation facilities in these two countries.

Gross profit as a percentage of sales was $23.0% for 1997 as compared to 33.4% for 1996. This decrease in gross profit was due primarily to higher production costs (labor, supplies, and outside services) in both Divisions. An additional reason for the reduced margin was the acceptance of two large projects at lower profit margins in the Environmental Division totaling $579,000.

Selling, general and administrative expenses of $1,819,000 increased
$158,000 (9.5%) from 1996 due primarily to higher selling expenses (commissions, travel, advertising, and convention), higher general and administrative expenses (salaries, supplies, professional fees, and director expenses), annual meeting/proxy expenses and start-up expenses related to the Mineral Division's expansion into Latin America. These increases were partially offset by a reduction in management bonuses of $70,000.

Corporate realignment expenses in 1997 of $131,000 were related to the management changes in the Chief Executive Officer and the Chief Financial Officer positions, including severance costs and costs of purchasing vested stock options.

Net other expenses totaled $69,000 in 1997 which increased $43,000 (69.2%) from other expense of $26,000 in 1996. This increase was due to loss on disposal of assets in 1997 of $87,000 which was for the write-off of assets associated with the Environmental Division's Laboratory Information Management System ("LIMS"), offset by the higher interest income and lower interest expense.

For the year ended December 31 1997, after the elimination of the minority interest in the loss of subsidiary of $54,000, the Company had a pre-tax loss of $312,000 compared to income of $710,000 for 1996. This decrease of $1,022,000 was due primarily to higher production costs in both Divisions, lower profit margins on two large projects in the Environmental Division, and higher selling and general/administrative expenses. Net other expenses of $69,000 also contributed to the reduced profitability of the Company.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents totaled $524,000 at December 31, 1997 compared with $803,000 at December 31, 1996. The $279,000 decrease in cash and cash equivalents resulted from cash used in investing activities of $203,000 and from cash used in financing activities of $179,000, offset by cash provided by operating activities of $103,000.

Cash provided by operating activities of $103,000 resulted from the effect of certain items not affecting cash of $366,000 (primarily depreciation, amortization, and bad debt expense) and a decrease in operating assets net of operating liabilities of $103,000, offset by a net loss of $312,000 and minority interest in loss of subsidiary of $54,000.

Cash used for investing activities of $203,000 was for leasehold improvements and equipment to increase the capacity of the Mineral Division analytical lab and the purchase of equipment for the Company's new laboratory operations in Peru and Nicaragua.

Cash used in financing activities of $179,000 consisted of the purchase of a $150,000 certificate of deposit which is security for the $150,000 letter of credit required by the Colorado Department of Health, a decrease in long term debt of $56,000, and the purchase of common stock from former management of $84,000 as part of severance agreements. These uses were offset by cash provided by the exercise of stock options of $52,000 and minority interest contributions of $59,000 in the Peruvian subsidiary.

The $150,000 letter of credit is required by the Colorado Department of Health in order to increase the level of the Company's Radiochemistry license. This increase in the license gives the Company the ability to expand the radiochemistry analytical business.

In early 1998 the Company learned that certain employees in one section of its environmental laboratory did not consistently follow laboratory procedures as set forth in the Company's Standard Operating Procedures and applicable test methods. Management believes the employee practices in question may have affected a small percentage of the soil and water test results reported to clients of the environmental laboratory. The Company then commenced an internal investigation, engaged outside advisors to assist in the investigation, and initiated corrective actions. This investigation is not yet complete. In addition, the Company informed the EPA of the investigation and its corrective action program. The Company intends to cooperate fully with all regulatory agencies with respect to the matter. To date, no agency or other party has brought or threatened any action or proceeding against the Company.

In light of the above development, the Company has taken broad corrective action measures, including: review and revision of relevant standard operating procedures; expansion of analyst training; expansion of its existing Quality Assurance Program including the establishment of periodic external audits; establishment of an Ethical Work Practices and Data Integrity Policy and the initiation of an ethics training program for all staff.

Depending upon the nature and frequency of any improper practices and other factors, it is possible that the Company could be subject to penalties or other sanctions that could be severe, and the Company could face other liabilities if reported test results were erroneous. At this stage in the investigation, it is not possible to predict the ultimate outcome of this uncertainty. While Management believes that the steps it has taken to date should mitigate any adverse consequences to the Company, the total cost of the investigation incurred through the end of February, 1998, has been approximately $85,000. The eventual cost of the ongoing investigation and any associated liabilities may have a material adverse impact on the operations and financial position of the Company. The Company's 1997 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Given the uncertainty surrounding the outcome of the Company's investigation and its related costs as described above, effective April 13, 1998, the Company completed the sale of 1,666,666 shares of restricted common stock at a price of $.30 per share to provide additional working capital of $500,000. These shares were issued below the value at which the Company's stock last traded on March 20, 1998. The difference between the issuance price and the most recent trading price will be charged to compensation expense in the second quarter. Among the subscribers are three members of the Company's board of directors, two of whom are significant existing stockholders. In addition to the working capital provided from the sale of common stock, the Company anticipates that additional future cash requirements will be satisfied by improved sales of services, related reductions to cost of services sold, and/or the sale of additional Company equity securities.

There can be no assurance that the Company will not require additional financial resources to enable it to meet its obligations in the future or that any future funds required will be generated from operations or from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail operations and/or capital replacements (as discussed below) and would therefore have a material adverse effect on the Company's business.

YEAR 2000

The Company is aware of the issues associated with the programming code in its existing computer systems as the year 2000 approaches. The issue is whether these systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize date sensitive information could generate erroneous data or cause a system to fail.

The Company has made a decision to replace its two major computerized information systems - accounting system and laboratory information management system ("LIMS") - during the course of the next 12 months with software packages that will be certified as year 2000 compliant by their respective manufacturers. The cost of these replacements will be in the range of $90,000-120,000.

Management believes that both can be installed and implemented largely using existing Company personnel at a maximum incremental operating cost of $20,000 required to pay for temporary laboratory labor during the LIMS installation process in the Company's environmental laboratory.

In addition, the Company will establish by April 30, 1998, an internal year 2000 team to examine and resolve other potential year 2000 issues relating to the instrumentation in use in the Company's laboratories and other minor systems such as security and telephone systems. Management believes that the costs associated with resolving any potential year 2000 issues associated with these systems will not be material.

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

The Company's effective tax rate differs materially from the Federal statutory rate of 34% as discussed in the notes to the accompanying consolidated financial statements.

At December 31, 1997, the Company has alternative minimum tax credits of approximately $16,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $3,404,000. Such net operating loss carryforwards expire in varying amounts from 1998 to 2006 and are subject to certain limitations under the Internal Revenue Code ("IRC") of 1986, as amended.

At December 31, 1997, a net deferred tax asset totaling $30,000 was recorded, relating primarily to available alternative minimum tax credits.

As of December 31, 1997, a valuation allowance of $1,511,000 has been recorded, as Management of the Company is not able to determine that it is more likely than not that the remaining deferred tax asset will be realized. The Company has recorded a valuation allowance primarily related to the uncertainty of realizing operating loss carryforwards subject to limitations under the IRC of 1986.

INFLATION

Inflation was not a material factor in either the sales or the operating expenses of the Company during the two year period ended December 31, 1997, even though Mexico is considered a highly inflationary economy as discussed in notes to the accompanying consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supercedes SFAS No 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources, and in assessing performance.

Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

                      ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Barringer Laboratories, Inc.
Golden, Colorado


We have audited the accompanying consolidated balance sheets of Barringer Laboratories, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 8 to the consolidated financial statements, the Company learned that certain employees in one section of its environmental laboratory did not consistently follow laboratory procedures as set forth in the Company's Standard Operating Procedures and applicable test methods. The Company is in the process of completing an internal investigation of this matter. Depending upon the nature and frequency of any improper practices and factors, it is possible that the Company could be subject to penalties or other sanctions that could be severe, and that the Company could face other liabilities if reported test results were erroneous. At this stage of the investigation, the ultimate outcome of this uncertainty cannot presently be determined, but Management believes that the steps it has taken to date should mitigate any adverse consequences to the Company. The cost of the investigation and any associated liabilities may have a material adverse impact on the results of operations, the financial position and cash flows of the Company.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barringer Laboratories, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.



                                   BDO SEIDMAN, LLP


Denver, Colorado
March 18, 1998, except for Note 13
 which is as of April 13, 1998

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    YEARS ENDED DECEMBER 31,
                                  ----------------------------
                                     1997              1996
                                    -----             -----

Sales of Services (Note 9)        $7,179,000       $7,251,000

Cost of Services Sold              5,526,000        4,828,000
                                  ----------       ----------

  Gross Profit                     1,653,000        2,423,000

Selling, General and
  Administrative Expenses          1,819,000        1,661,000
Corporate Realignment Expense
  (Note 12)                          131,000             -
                                  ----------       ----------

  Operating Profit (Loss)           (297,000)         762,000
                                  ----------       ----------


Other Income (Expense):
  Interest income                     33,000           25,000
  Interest expense                   (17,000)         (48,000)
  Loss on disposal of assets         (87,000)            -
  Translation loss                    (3,000)          (9,000)
  Other                                5,000            6,000
                                  ----------       ----------
Total Other Income (Expense)         (69,000)         (26,000)
                                  ----------       ----------

Income (Loss) before Income
  Taxes and Minority Interest
  in Loss of Subsidiary             (366,000)         736,000

Provision for Income Taxes
  (Note 5)                              -              26,000
                                  ----------       ----------

Income (Loss) before
  Minority Interest in Loss
  of Subsidiary                     (366,000)         710,000

Minority Interest in Loss
  of Subsidiary (Note 4)              54,000              -
                                  ----------       ----------
Net Income (Loss)                 $ (312,000)      $  710,000
                                  ----------       ----------
                                  ----------       ----------



See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (CONTINUED)

                                    YEARS ENDED DECEMBER 31,
                                  ----------------------------
                                     1997              1996
                                    -----             -----
Per Share Data (Note 6):

Net Income (Loss) per share

    Basic                         $     (.20)      $      .43
                                  ----------       ----------
                                  ----------       ----------
    Diluted                       $     (.20)      $      .42
                                  ----------       ----------
                                  ----------       ----------

Weighted average common
  shares outstanding

    Basic                          1,591,112        1,634,653
                                  ----------       ----------
                                  ----------       ----------
    Diluted                        1,591,112        1,692,203
                                  ----------       ----------
                                  ----------       ----------


                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                             DECEMBER 31,
                                       ------------------------
                                          1997           1996
                                         ------         ------
Assets

Current Assets:
  Cash and cash equivalents             $  524,000     $  803,000
  Trade receivables, less
    allowance of $13,000 and
    $21,000 for doubtful accounts        1,062,000      1,087,000
  Prepaid expenses and other               127,000         99,000
                                        ----------     ----------
    Total Current Assets                 1,713,000      1,989,000
                                        ----------     ----------


Property, Plant and Equipment:
  Machinery and equipment                2,214,000      2,000,000
  Machinery and equipment under
    capital lease obligations              134,000        191,000
  Leasehold improvements                   663,000        647,000
  Office furniture and equipment            90,000         79,000
                                        ----------     ----------
                                         3,101,000      2,917,000
  Less accumulated depreciation and
    amortization                         2,809,000      2,487,000
                                        ----------     ----------

      Net Property, Plant and Equipment    292,000        430,000

Certificate of Deposit (Note 2)            150,000           -
Other Assets                                57,000         75,000
                                        ----------     ----------


Total Assets                            $2,212,000     $2,494,000
                                        ----------     ----------
                                        ----------     ----------


See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (CONTINUED)

                                                DECEMBER 31,
                                          ------------------------
                                             1997           1996
                                            ------         ------
   Liabilities and Shareholders' Equity

   Current Liabilities:
     Trade accounts payable               $  251,000     $  213,000
     Accrued liabilities:
       Payroll, compensation and
         related expenses                    290,000        256,000
       Other                                 211,000        121,000
       Income tax payable (Note 5)              -            49,000
     Current maturities of obligation
       under capital lease (Note 3)           38,000         58,000
                                          ----------     ----------

       Total Current Liabilities             790,000        697,000

   Obligation under capital lease,
     less current maturities (Note 3)         54,000         89,000
                                          ----------     ----------

       Total Liabilities                     844,000        786,000
                                          ----------     ----------

   Minority Interest (Note 4)                  5,000           -

   Commitments and Contingencies
     (Notes 3, 7 and 8)

   Shareholders' Equity (Note 6)
     Preferred stock, $2.00 par value,
       1,000,000 shares authorized;
       none issued                              -              -
     Common stock, $0.01 par value,
       10,000,000 shares authorized;
       issued 1,590,649 and 1,652,016;
       outstanding 1,590,649 and
       1,563,756                              16,000         17,000
     Additional paid-in capital            2,397,000      2,532,000
     Accumulated deficit                  (1,027,000)      (715,000)
     Translation adjustment                  (23,000)       (23,000)
                                          ----------     ----------
                                           1,363,000      1,811,000
     Less common stock in treasury,
       at cost, 88,260 shares
       in 1996 (Note 6)                         -          (103,000)
                                          ----------     ----------
       Total Shareholders' Equity          1,363,000      1,708,000
                                          ----------     ----------

   Total Liabilities and
     Shareholders' Equity                 $2,212,000     $2,494,000
                                          ----------     ----------
                                          ----------     ----------


See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (IN 000'S EXCEPT SHARE DATA)
                        YEARS ENDED DECEMBER 31, 1997 AND 1996


                                    Common Stock       Treasury Stock     Additional
                                 ------------------  -----------------     Paid-In       Accumulated   Translation
                                   Shares    Amount   Shares    Amount     Capital         Deficit     Adjustment      Total
                                 ---------   ------  -------    ------    ----------     -----------   -----------    -------


Balance, January 1, 1996         2,299,254    $ 23    647,238   $(855)      $3,278       $(1,425)       $(15)         $1,006

Acquisition and Retirement
  of Treasury Stock (Note 6)      (647,238)     (6)  (558,978)    752         (746)         -             -              -
Translation Adjustment                -         -        -         -           -            -             (8)             (8)
Net Income for Year                   -         -        -         -           -             710          -              710
                                 ---------   ------  --------   ------      ------       -------       -----          ------

Balance, December 31, 1996       1,652,016      17     88,260    (103)       2,532          (715)        (23)          1,708

Stock Granted to Management
  (Note 6)                          16,636      -        -         -           -            -             -              -
Exercise of Stock Options
  (Note 7)                          53,400      -        -         -            52          -             -               52
Purchase of Management Stock
  (Note 6)                         (43,143)     -        -         -           (84)         -             -              (84)
Retirement of Treasury Stock
  (Note 6)                         (88,260)     (1)   (88,260)    103         (103)         -             -               (1)
Net Loss for Year                    -          -        -         -           -            (312)         -             (312)
                                 ---------   ------  --------   ------      ------       -------       -----          ------

Balance, December 31, 1997       1,590,649    $ 16       -       $ -        $2,397       $(1,027)       $(23)         $1,363
                                 ---------   ------  --------   ------      ------       -------       -----          ------
                                 ---------   ------  --------   ------      ------       -------       -----          ------



See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                          YEARS ENDED DECEMBER 31,
                                         -------------------------
                                             1997         1996
                                         ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the year           $  (312,000) $   710,000
Items not affecting cash
  Depreciation and amortization              341,000      397,000
  Deferred income taxes                         -         (30,000)
  Bad debt expense                            25,000       20,000
  Minority interest in loss
    of subsidiary                            (54,000)
  Other                                         -          (8,000)
  (Increase) decrease in operating
    assets net of operating liabilities      103,000      (50,000)
                                         ------------ ------------
  Cash Provided by Operating
    Activities                               103,000    1,039,000
                                         ------------ ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment          (203,000)    (248,000)
                                         ------------ ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of certificate of deposit          (150,000)        -
Exercise of stock options                     52,000         -
Purchase of common stock                     (84,000)        -
Increase in long-term debt                      -         148,000
Reduction in long-term debt                  (56,000)    (222,000)
Increase (decrease) in short-term
  borrowings                                    -         (84,000)
Minority Interest Contributions               59,000         -
                                         ------------ ------------

  Cash Used in Financing
    Activities                              (179,000)    (158,000)
                                         ------------ ------------

Increase (decrease) in cash
  and cash equivalents                      (279,000)     633,000

Cash and cash equivalents, beginning
  of year                                    803,000      170,000
                                         ------------ ------------

Cash and cash equivalents, end of year    $  524,000    $ 803,000
                                         ------------ ------------
                                         ------------ ------------


See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONTINUED)

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                       YEARS ENDED DECEMBER 31,
                                      -------------------------
                                          1997          1996
                                       ----------    ----------

Decrease (increase) in operating
  assets net of operating liabilities

  Trade receivables                    $    -         $ (29,000)
  Due from affiliate                        -             1,000
  Other current assets                   (28,000)        44,000
  Other assets                            18,000        (28,000)
  Income tax payable                     (49,000)        49,000
  Accounts payable and accrued
    liabilities                          162,000        (87,000)
                                       ----------    ----------
Total - net                            $ 103,000      $ (50,000)
                                       ----------    ----------
                                       ----------    ----------



See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Barringer Laboratories, Inc., (the "Company") is an analytical services company, principally engaged in analytical testing for the environmental services and mineral exploration industries.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements comprise the accounts of the Company, its wholly-owned Mexican subsidiary, its wholly-owned Nicaraguan subsidiary, and its 67% owned Peruvian subsidiary. All intercompany balances and transactions have been eliminated.

PRINCIPAL MARKETS

Sales of services are primarily to customers located in the United States, with the balance of approximately 21% to customers in Mexico, Nicaragua, Peru and Spain (See Note 10). For the year ended December 31, 1997 based upon total sales, 20% of the Company's Environmental Division Services were provided under contracts relating to federal government spending for environmental enforcement and restoration.

PRINCIPLES OF TRANSLATION

Prior to 1997, the assets and liabilities of the Company's Mexican subsidiary were translated by using year-end exchange rates and income statement items were translated at average exchange rates for the year. Since Mexico is considered a highly inflationary economy, effective January 1, 1997, the Company remeasured the assets and liabilities of its Mexican subsidiary from pesos to U.S. dollars. Nonmonetary assets and liabilities are remeasured at the exchange rate at the date of the change in the functional currency, which rate then becomes, in effect, the "historical rate" for translating those assets in the future. Monetary assets and liabilities are remeasured at the exchange rate in effect at the date a transaction occurs. Gains and losses related to the remeasurement of monetary assets and liabilities are included in income. The Peruvian and Nicaraguan subsidiaries are reported in U.S. dollars.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes". Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

REVENUE RECOGNITION

Sales are recorded in the periods that services are performed.

STATEMENT OF CASH FLOWS

The Company invests temporary cash in demand deposits. For purposes of the Statements of Cash Flows, the Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

INCOME (LOSS) PER SHARE

Through December 31, 1996, the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share". Effective for the year ended December 31, 1997, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities that could share in the income (loss) of an entity, similar to fully diluted income (loss) per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. For the year ended December 31, 1997, 176,975 dilutive common equivalent shares of common stock were not included in the computation of diluted income (loss) per share because their effect was anti-dilutive. All prior period income (loss) per share data has been restated to reflect the requirements of SFAS No. 128. The effect of the adoption of SFAS No. 128 was not significant for earnings per share for 1996.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTION PLANS

The Company applies APB 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock option plans. Under APB 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Also, in June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, Management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

2.  CERTIFICATE OF DEPOSIT

The certificate of deposit is security for the $150,000 letter of credit required by the Colorado Department of Health to increase the level of the Company's Radiochemistry license. This increase in the license gives the Company the ability to grow the radio-chemistry analytical business.

3.  OBLIGATION UNDER CAPITAL LEASE

The obligation under capital lease consists of the following:


                                             DECEMBER 31,
                                       ------------------------
                                         1997            1996
                                       --------        --------
Obligation under capital lease         $ 92,000        $147,000

  Less current maturities                38,000          58,000
                                       --------        --------

                                       $ 54,000        $ 89,000
                                       --------        --------
                                       --------        --------


                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


3.  OBLIGATION UNDER CAPITAL LEASE (CONTINUED)

As of December 31, 1997, future net minimum lease payments under capital lease obligations are as follows:


              1998                              $ 47,000
              1999                                47,000
              2000                                 8,000
                                                --------

Total minimum lease payments                     102,000
Less amounts representing interest                 9,000
Less amounts representing executory costs          1,000
                                                --------

Present value of net minimum lease payments     $ 92,000
                                                --------
                                                --------


4.  MINORITY INTEREST

The minority interest represents the net value of the Peruvian minority shareholders investment in the Company's Peruvian subsidiary. The net value consists of the minority shareholders' investment of $59,000 less their share in the 1997 loss of the Company's Peruvian subsidiary of $54,000 .

5.  INCOME TAXES

Sources of income (loss) before income taxes and after minority interest in loss of subsidiary include:


                                    1997            1996
                                -----------     -----------
  United States operations      $   (82,000)    $   759,000
  Foreign operations               (230,000)        (23,000)
                                -----------     -----------

                                $  (312,000)    $   736,000
                                -----------     -----------
                                -----------     -----------


                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


5.  INCOME TAXES (CONTINUED)

The provision for income taxes for the years ended December 31, consisted of the following:

                                       1997           1996
                                     --------       --------
  Current:
    Federal                          $   -          $ 26,000
    State                                -            30,000

  Deferred (reduction):
    Federal                           (25,000)       246,000
    State                              (7,000)        22,000
                                     --------       --------
                                      (32,000)       324,000

  Increase (decrease) in
    valuation allowance                32,000       (298,000)
                                     --------       --------

                                     $   -          $ 26,000
                                     --------       --------
                                     --------       --------


The significant components of deferred income tax expense (reduction) consisted of the following:

                                       1997           1996
                                     --------       --------
Utilization of net operating
  loss carryforwards                 $ 23,000      $ 283,000
Expense accruals                      (28,000)         2,000
Depreciation and amortization         (10,000)       (31,000)
Other                                 (17,000)        14,000
                                     --------       --------

Deferred income tax expense
  (reduction)                        $(32,000)     $ 268,000
                                     --------       --------
                                     --------       --------


                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


5.  INCOME TAXES (CONTINUED)

RECONCILIATION OF INCOME TAXES

The following summary reconciles income taxes at the United States statutory rate of 34% in 1997 and 1996 with the actual taxes:


                                       1997          1996
                                    ---------     ---------
Expense (benefit) computed
  at the statutory rate             $(106,000)    $ 250,000
Losses for which no tax
  benefit has been recognized          61,000         8,000
Valuation allowance                    32,000      (298,000)
Other                                  13,000        66,000
                                    ---------     ---------

Provision for income taxes          $    -        $  26,000
                                    ---------     ---------
                                    ---------     ---------


Temporary differences between the financial statement carrying amounts and the tax basis of assets and labilities that give rise to significant portions of the net deferred tax asset relate to the following:


                                          1997           1996
                                       ----------     ----------
Tax operating loss carryforwards       $1,259,000     $1,282,000
Property and equipment, principally
  due to differences in depreciation      170,000        160,000
Expense accruals                           54,000         26,000
Other                                      58,000         41,000
                                       ----------     ----------
                                        1,541,000      1,509,000
Valuation allowance                    (1,511,000)    (1,479,000)
                                       ----------     ----------

Net deferred tax asset                $    30,000     $   30,000
                                       ----------     ----------
                                       ----------     ----------


At December 31, 1997 and 1996, the net deferred tax asset recorded is included in prepaid expenses and other in the accompanying consolidated balance sheet.

At December 31, 1997, the Company has alternative minimum tax credits of approximately $16,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $3,404,000. Such net operating loss carryforwards expire in varying amounts from 1998 to 2006 and are subject to certain limitations under the Internal Revenue Code ("IRC") of 1986, as amended.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


5.  INCOME TAXES (CONTINUED)

RECONCILIATION OF INCOME TAXES (CONTINUED)

As of December 31, 1997, a valuation allowance has been recorded, as Management of the Company is not able to determine that it is more likely than not that the deferred tax asset will be realized. The Company has recorded a valuation allowance primarily related to the uncertainty of realizing operating loss carryforwards subject to limitations under the IRC of 1986, as well as uncertainties relating to the EPA investigation and its possible impact on the financial position in 1998 as discussed in Note 8.


6.  SHAREHOLDERS' EQUITY

STOCK GRANTED TO MANAGEMENT

During 1997, the Company granted a former member of management under a cash-less exercise 16,636 shares of common stock in exchange for 25,000 non-qualified stock options held by the former member of management to purchase common stock at $.90 per share. No additional compensation expense was recorded related to this transaction.

PURCHASE OF MANAGEMENT STOCK

During 1997, the Company purchased 35,143 shares of common stock at $2.00 a share and purchased 8,000 shares of common stock at $1.75 per share from former members of management.

RETIREMENT OF TREASURY STOCK

Effective October 24, 1997, the Company retired 88,260 shares of its common stock valued at $103,000. These shares were purchased from Barringer Technologies, Inc. ("BTI") under an agreement dated October 7, 1996.

Effective December 11, 1996, the Company retired 647,238 shares of its common stock valued at $752,000. These shares were purchased from BTI under an agreement dated December 8, 1995.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


6.  SHAREHOLDERS' EQUITY (CONTINUED)

Net Income (Loss) per Share

                                             Year Ended
                                     ----------------------------
                                     December 31,    December 31,
                                          1997          1996
Numerator                             $ (312,000)     $  710,000
                                      ----------      ----------
                                      ----------      ----------
Denominator:
  Denominator for basic net
    income (loss) per share-
    weighted average shares            1,591,112       1,634,653

  Effect of dilutive securities:
    Employee stock options                  -             57,550
                                      ----------      ----------
  Denominator for diluted
    net income (loss) per share -
    adjusted weighted average          1,591,112       1,692,203
                                      ----------      ----------
                                      ----------      ----------

Basic net income (loss) per share     $    (.20)      $     .43
                                      ----------      ----------
                                      ----------      ----------

Diluted net income (loss) per share   $    (.20)      $     .42
                                      ----------      ----------
                                      ----------      ----------

For the year ended December 31, 1997, dilutive common stock equivalents of 176,975 were not included in the computation of diluted net income (loss) per share because their effect was anti-dilutive.

PREFERRED STOCK

The Preferred Stock of the Company can be issued in series. With respect to each series issued, the Board of Directors of the Company will determine, among other things, the number of shares in the series, voting rights and terms, dividend rates and terms, liquidation preferences and redemption and conversion privileges. There was no preferred stock outstanding at December 31, 1997.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


7.  STOCK OPTIONS AND WARRANTS

The following table sets forth the number of shares of common stock that are reserved as of December 31, 1997 for all outstanding options and warrants.

                              Exercise         Common Stock
                            Conversion or      Outstanding or
     Security                Option Price     Reserved for Issuance
----------------------      -------------     ---------------------
Common Stock                                       1,590,649

Stock Options (a)
                                 $ .90                 8,600
                                 $1.00               110,500
                                 $1.06                24,000

Warrants (b)
  Nassau Group Warrants          $1.06                80,000
    expiring five years          $1.25                25,000
    after issuance                                 ---------
                                                   1,838,749
                                                   ---------
                                                   ---------


(a) STOCK OPTIONS

At December 31, 1997, the Company has four stock option plans, which are described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all plans. Under APB Opinion 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

1989 INCENTIVE STOCK OPTION PLAN

The 1989 Incentive Stock Option Plan (the "Plan") is designed to provide incentives for employees who may or may not be key employees, as well as officers and directors who are also employees of the Company and its subsidiaries, by providing up to 200,000 shares of the Company's common stock issuable pursuant to grants.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


7.  STOCK OPTIONS AND WARRANTS (CONTINUED)

(a) STOCK OPTIONS (CONTINUED)

1989 INCENTIVE STOCK OPTION PLAN (CONTINUED)

The Plan is administered by a Committee of at least three directors appointed by the Board of Directors. The Committee is authorized to determine the individuals to whom, and the times at which, options will be granted, the number of shares subject to each grant, the applicable restriction period, the purchase price for the shares subject to the option, and to specify such other terms and provisions of any grants of options as it deems necessary or advisable.
However, the term of the options may not be for more than five years and the purchase price per share shall not be less than the market value of such shares at the time of grant. Additionally, options granted under the Plan typically vest 60% after two years of continuous employment of the optionee after the date of grant and 20% each year of continuous employment thereafter. During 1997, options to purchase 43,400 of common stock at $.90 per share were exercised. At December 31, 1997, options to purchase 5,600 shares of common stock are exercisable under this plan.

The Plan will terminate in December 1999, except for outstanding options under the Plan, which will remain in effect until they have been exercised or shall have been expired by their terms.


1997 LONG-TERM INCENTIVE PLAN

Stockholders approved the 1997 Long-Term Incentive Plan ("1997 Plan"). The 1997 Plan is designed to provide key management employees of the Company with added incentives to continue in the long-term service of the Company and to create in such employees a more direct interest in the future success of the Company by relating compensation to increases in stockholder value, so that the income of key management employees is more closely aligned with the income of the stockholders of the Company. The 1997 Plan is also designed to attract key employees and to retain and motivate participating employees by providing an opportunity for investment

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


7.  STOCK OPTIONS AND WARRANTS (CONTINUED)

(a) STOCK OPTIONS (CONTINUED)

1997 LONG-TERM INCENTIVE PLAN (CONTINUED)

in the Company. The 1997 Plan is administered by the Board of Directors or through an Incentive Plan Committee appointed by the Board of Directors and consisting of not less than two persons, all of whom must be non-employee directors. The 1997 Plan reserves 120,000 shares of the Company's common stock for issuance. Any shares that are the subject of an award under the 1997 Plan which has lapsed or expired unexercised or unissued will automatically become available for reissue under the 1997 Plan. The exercise prices, vesting schedules, and other pertinent terms of the 1997 Plan will be determined by the Committee, but no exercise price for an incentive stock option will be less than the fair market value of the stock on the date the option is granted. There were no options granted under this plan in 1997.

OTHER STOCK OPTIONS

The Company also grants non-qualified stock options to management, outside directors, and consultants as authorized by the Board of Directors. These options are exercisable at varying times from date of grant and expire five years from date of grant. As of December 31, 1997, all non-qualified stock options have been granted at an exercise price in excess of the current market value at the time of grant.

In 1996, the Company granted to certain consultants non-qualified options to purchase 84,000 shares of common stock at $1.00 and $1.06 per share in connection with agreements to provide services to the Company. Such options are exercisable for a period of two years from the date of grant and vest on a monthly basis over a two year period. Non qualified stock options to purchase 22,500 shares of common stock at $1.00 were canceled in 1997 and non-qualified stock options to purchase 10,000 shares of common stock at $1.00 were exercised in 1997. Also during 1997, 25,000 non-qualified stock options held by a former member of management to purchase common stock at $.90 per share were exchanged for 16,636 shares of common stock under a cash-less exercise. As of December 31, 1997, stock options to purchase 90,000 shares of common stock are exercisable under this plan.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


7.  Stock Options and Warrants (Continued)

(a) STOCK OPTIONS (CONTINUED)

NON-EMPLOYEE DIRECTORS PLAN

Stockholders approved the Non-Employee Directors Stock Option Plan (the "Non-Employee Directors Plan"). The Non-Employee Directors Plan provides for the grant of stock options to non-employee directors of the Company and its affiliated corporations in order to encourage and provide incentives for high level performance by the non-employee directors of the Company. The maximum number of shares of common stock that may be subject to stock options under the Non-Employee Directors Plan is 30,000 shares. Upon adoption of the non-Employee Directors Plan or upon initial election or appointment of a non-employee director to the Board of Directors of the Company, he or she shall be granted a stock option to purchase 1,000 shares of common stock. In addition, each non-employee director shall be granted a stock option to purchase 1,000 shares of common stock effective as to each anniversary date of the initial grant of a stock option to such director. Each stock option granted under the Non-Employee Directors Plan shall be vested one-third on the date of grant, one-third upon the first yearly anniversary date of a grant and the final one-third upon the second yearly anniversary date of the grant. The purchase price per share of common stock for the shares to be purchased pursuant to the exercise of a stock option will be 100% of the fair market value of the common stock on the date of grant of the option. There were no options granted under this plan in 1997.

(b)  WARRANTS

In May 1996, the Company granted to certain individuals associated with The Nassau Group, Inc. warrants to purchase 80,000 shares and 25,000 shares of common stock at $1.06 and $1.25 per share, respectively, as an inducement to such individuals to become involved in the Company and also an inducement to purchase 10% of the outstanding shares of the Company's common stock. Such warrants are exercisable for a period of five years from the date of grant. Of the total warrants granted, warrants to purchase 50,000 shares of common stock vested when granted and the remaining warrants vest on a monthly basis over a one year period. At December 31, 1997, warrants to purchase 105,000 shares of common stock were issued and exercisable under the agreement.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)


7.  Stock Options and Warrants (Continued)

SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1996 grants: dividend yield of 0%; expected volatility of 30% to 34%; risk free interest rates of 5.25% to 6.27%; and expected lives of five years. There were no options or warrants granted during 1997.

Under the accounting provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts:

                                         1997           1996
                                       ---------      ---------
NET INCOME (loss):
  As reported                          $(312,000)     $ 710,000
  Pro forma                             (343,000)       686,000

NET INCOME (loss) PER SHARE:
  Basic
  As reported                          $    (.20)     $     .43
  Pro forma                            $    (.22)     $     .42

  Diluted
  As reported                          $    (.20)     $     .42
  Pro forma                            $    (.22)     $     .41

During the initial phase-in period of SFAS 123, the effects on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)

7.  STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the Company's stock option plans and outstanding warrants as of December 31, 1997 and 1996 and changes during the years ended on those dates is presented below:


                                     1997                    1996
                           ----------------------    ----------------------
                                         Weighted                 Weighted
                                         Average                  Average
                            Range of    Exercise     Range of     Exercise
                              Shares     Prices       Shares        Price
                            ---------   ---------    --------     ---------
Outstanding,
    beginning of year        443,000      $1.04       151,500     $   .90
  Granted                       -           -         344,000        1.08
  Exercised                  (53,400)       .92          -            -
  Canceled                  (141,500)      1.08        (7,500)       1.00
  Expired                       -           -         (45,000)        .90
                            ---------   ---------    --------     ---------
Outstanding,
    end of year              248,100      $1.05       443,000     $  1.04
                            ---------   ---------    --------     ---------
                            ---------   ---------    --------     ---------
Options and warrants
    exercisable, end
    of year                  200,600      $1.06       276,976     $  1.05
                            ---------   ---------    --------     ---------
                            ---------   ---------    --------     ---------
Weighted average fair
    value of options
    and warrants granted
    during the year              -                      $ .22
                            ---------                --------
                            ---------                --------

The following table summarizes information about stock options and warrants outstanding at December 31, 1997:


                                                          Options/Warrants
              Options/Warrants Outstanding                  Exercisable
----------------------------------------------------   -------------------------
                               Weighted
                               Average      Weighted                    Weighted
  Range of       Number        Remaining     Average      Number        Average
  Exercise     Outstanding    Contractual   Exercise    Exercisable     Exercise
   Prices      at 12/31/97       Life        Price      at 12/31/97      Price
-----------    -----------    -----------   --------    ------------   ---------
$ .90-$1.06       223,100       2.5 years      $1.03        175,600         $1.03
      $1.25        25,000       4.2 years       1.25         25,000          1.25
                  -------                                   -------
$ .90-$1.25       248,100       2.7 years      $1.05        200,600          1.06
                  -------                                   -------
                  -------                                   -------

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)



8.  COMMITMENTS AND CONTINGENCIES

(A)  LEASE PAYMENTS

The Company rents office and laboratory facilities, and equipment under various operating leases. Total rental expenses under such leases amounted to $715,000 and $558,000 for each of the two years ended December 31, 1997 and 1996. At December 31, 1997 future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year are as follows:

       Year ending December 31, 1998      $  641,000
                                1999         553,000
                                2000         339,000
                                2001         171,000
                                          ----------
                                          $1,704,000
                                          ----------
                                          ----------

(B)  UNCERTAINTY

In early 1998, the Company learned that certain employees in one section of its environmental laboratory did not consistently follow laboratory procedures as set forth in the Company's Standard Operating Procedures and applicable test methods. Management believes the employee practices in question may have affected a small percentage of the soil and water test results reported to clients of the environmental laboratory. The Company commenced an internal investigation, engaged outside advisors to assist in the investigation, and initiated corrective actions. This investigation is not yet complete. In addition, the Company informed the United States Environmental Protection Agency ("EPA") of its investigation and its corrective action program. EPA has informed the Company that Agency law enforcement personnel will be conducting their own investigation into this matter in accordance with EPA's policy towards voluntary self-disclosures of this type. The Company intends to cooperate fully with all regulatory agencies with respect to the matter. To date, no agency or other party has brought any action or proceeding against the Company.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)



8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Depending upon the nature and frequency of any improper practices and other factors, it is possible that the Company could be subject to penalties or other sanctions that could be severe, and that the Company could face other liabilities if reported test results were erroneous. At this stage in the investigation, it is not possible to predict the ultimate outcome of this uncertainty, and Management believes that the steps it has taken to date should mitigate any adverse consequences to the Company.

However, the cost of the investigation and any associated liabilities may have a material adverse impact on the results of operations, the financial position and cash flows of the Company. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


9.  MAJOR CUSTOMERS

No single customer accounted for more than 10% of the Company's total revenues in 1997 or 1996.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)



10.  INFORMATION CONCERNING THE COMPANY'S PRINCIPAL ACTIVITIES

A summary of the Company's operations by geographic area for the years ended December 31, 1997 and 1996, is as follows:


                                      1997              1996
                                      ----              ----
Total sales of services
  United States                    $5,741,000       $6,194,000
  Mexico                              685,000          914,000
  Nicaragua                           599,000          143,000
  Peru                                154,000             -
                                   ----------       ----------
Total                              $7,179,000       $7,251,000
                                   ----------       ----------
                                   ----------       ----------

Earnings (loss) from operations
  before income taxes and after
  minority interest in loss of
  subsidiary
    United States                  $  (82,000)      $  759,000
    Mexico                            (87,000)         (23,000)
    Nicaragua                         (35,000)            -
    Peru                             (108,000)            -
                                   ----------       ----------
Total                              $ (312,000)      $  736,000
                                   ----------       ----------
                                   ----------       ----------
Identifiable Assets
  United States                    $2,542,000       $2,612,000
  Mexico                              129,000          156,000
  Nicaragua                            23,000             -
  Peru                                113,000             -
  Eliminations                       (595,000)        (274,000)
                                   ----------       ----------
Totals                             $2,212,000       $2,494,000
                                   ----------       ----------
                                   ----------       ----------

11.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company made cash payments for interest of $17,000 and $48,000 in 1997 and 1996.

The Company made cash payments of $49,000 and $10,000 for income taxes in 1997 and 1996.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)



12.  CORPORATE REALIGNMENT EXPENSE

The Company recorded severance costs and other expenses associated with changes in management personnel in 1997 of $131,000.


13.  SUBSEQUENT EVENT

Effective April 13, 1998, the Company completed the sale of 1,666,666 shares of restricted common stock at a price of $.30 per share to provide additional working capital of $500,000. These shares were issued below the value at which the Company's stock last traded on March 20, 1998. The difference between the issuance price and the most recent trading price will be charged to compensation expense in the second quarter. Among the subscribers are three members of the Company's board of directors, two of whom are significant existing stockholders.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES



                                       PART II


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE



Not applicable.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                       PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                         Position with the Company     Director
     Name                     and affiliates            Since
     ----                -------------------------     --------
J. Graham Russell.......Director, President and         1997
                        Chief Executive Officer
                        of the Company

R. Scott Asen...........Director of the Company         1996

Anthony R. Barringer....Director of the Company         1991

John P. Holmes..........Director of the Company         1996

J. Francis Lavelle......Director of the Company         1996

Randolph H. Ware........Director of the Company         1991

C.F. Wasser, III........Director of the Company         1991

Vern K. Peterson........Vice President                   --


J. Graham Russell, 51, joined the Company as President, Chief Executive Officer, and a Director on December 8, 1997. From January, 1995 until December 8, 1997, Mr. Russell was an independent consultant to the environmental laboratory industry. In February, 1996, he founded Chemical Management Services, L.L.C., an innovative chemical recycling technology company. He remains a Principal and majority owner of this company. Prior to January, 1995, Mr. Russell held a number of executive positions with U.S based subsidiaries of The Ocean Group, plc, a major British industrial services corporation, quoted on the London stock exchange. His last assignment for The Ocean Group, plc, ran from January, 1985 until January, 1995, during which time he was President and CEO of National Environmental Testing, Inc., which he built from start-up to the third largest environmental testing company in the U.S. with revenues of nearly $50 million at its peak. Mr. Russell is a British citizen. He has an MA in economic geography from Cambridge University in the United Kingdom and an MBA from the Cranfield Institute of Technology, one of Britain's largest business schools.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                       PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Cont.)

R. Scott Asen, 53, is a Director of the Company. Mr. Asen has been general partner of Pioneer Associates, Pioneer III-A, Pioneer III-B and Pioneer IV, venture capital investment funds, since 1981, 1983, and 1984, respectively. Since 1983, Mr. Asen has been President of Asen and Co., Inc., an investment management firm. Presently, Mr. Asen is also a director of Davox Corporation, SeaMed Corporation and a number of privately held companies.

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

Dr. Randolph H. Ware, 53, is a Director of the Company. Dr. Ware is founder of the Boulder Brewing Company (1980), now the Rockies Brewing Company; Radiometrics Inc. (1987), a developer and manufacturer of atmospheric remote sensing equipment; UNAVCO (1984), a research group funded by the National Science Foundation and NASA to make scientific use of the Global Positioning System (GPS) satellites; and GPS/MET, a program that demonstrated GPS sensing of the atmosphere from orbit. He now directs GPS research programs at the University Corporation for Atmospheric Research, and serves as Chairman of Radiometrics Corporation.

John P. Holmes, III, 36, is a Director of the Company. Mr. Holmes is the founder and a Managing Director of Ahern Partners, Inc., the general partner of a private investment fund, and formerly managing director of The Nassau Group. Prior to founding Ahern in 1989, Mr. Holmes was a Vice President at First New York Securities. Mr. Holmes joined First New York Securities from Oppenheimer & Co., where he served as a Vice President. Mr. Holmes received his BA in Political Science from Trinity College in 1983.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                       PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (CONT.)

J. Francis Lavelle, 34, is a Director of the Company. Mr. Lavelle is the founder and, since 1992, a Managing Director of The Nassau Group, Inc. a boutique investment banking and strategic consulting firm which focuses on the environmental industry. Prior to establishing The Nassau Group, Mr. Lavelle was an executive with Baring Brothers & Co., Inc., a UK based firm, for five years, his last position being Vice President responsible for international and domestic mergers and acquisitions. Mr. Lavelle joined Baring Brothers from Booz, Allen & Hamilton where his fields of expertise were international merger and acquisition advice as well as business strategy development. He graduated CUM LAUDE from Princeton University after completing an A.B. degree at the Woodrow Wilson School of Public and International Affairs.

C.F. Wasser, III, 46, is a Director of the Company. From December, 1982 to January, 1993, Mr. Wasser was Senior Vice President of Sales for Kidder Peabody & Co., Inc. in Minneapolis, Minnesota. He served as a Senior Vice President for Paine Webber in Wayzata, Minnesota from January, 1993 to October 1995 and Senior Vice President - Investments for EVEREN Securities, Inc. in Minneapolis, Minnesota from October, 1995 to January, 1998.

Vern K. Peterson, 46, is a Vice President of the Company and manager of its Minerals Division. He joined the Company in 1985. From 1982 to 1985, he was a Laboratory Manager of Shasta Analytical Inc. Mr. Peterson was a business major at Valley College and Glendale College and has over 18 years of business management experience, the last 13 years of which involved managing laboratories.

All seven directors are elected by the holders of the Company's Common Stock to serve one year terms or until their successors shall be elected and shall qualify.

There are no family relationships between any of the directors and officers of the Company.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the total remuneration, on an accrued basis, during the Company's last fiscal year ended December 31, 1997 for the Chief Executive Officer and the executive officers whose total cash and non-cash compensation exceeded $100,000 and for their prior two years remuneration.

                            SUMMARY COMPENSATION TABLE


                                                                    Long Term Compensation
                                                              ----------------------------------
                                 Annual Compensation                  Awards            Payouts
                          --------------------------------    -----------------------  ---------
                                                    Other
                                                   Annual     Restricted                            All Other
Name and                                           Compen-      Stock                    LTIP        Compen-
Principal                                          sation      Award(s)     Option/     Payouts      sation
Position          Year(1)  Salary($)   Bonus($)      ($)         ($)       SARs(#)(2)     ($)        ($)(3)
--------          -------  ---------   --------    -------     ---------   ----------   -------     ---------
J. Graham Russell   1997      7,692       -          N/A         N/A           -          N/A          N/A
President/CEO(4)

John S. Lovell      1997     29,800       -          N/A         N/A           -          N/A          N/A
Former Acting
President(5)
Chief Technical
  Officer

Vern Peterson       1997     94,370     10,000     24,988        N/A           -          N/A         3,734
Vice President(6)   1996     82,597     23,662       N/A         N/A         18,000       N/A         7,468
                    1995     68,250      7,320       N/A         N/A           -          N/A         7,334

Former Executive Officers

Robert H. Walker    1997    111,800       -        79,878        N/A           -          N/A        14,035
Former President    1996    111,800     44,364       N/A         N/A         60,000       N/A        13,733
and CEO (7)         1995    108,212     31,312       N/A         N/A           -          N/A        13,596

Charles E. Ramsay   1997     73,942       -        19,465        N/A           -          N/A        10,416
Former Chief        1996     70,500     23,101       N/A         N/A         12,000       N/A         9,751
Financial Officer   1995     63,945     16,860       N/A         N/A           -          N/A         6,301
(8)


(1)  Periods presented are for the year ended December 31.

(2) Number of shares of the Company's common stock subject to options granted during the year indicated.

(3) Represents employer contributions for insurance, disability, 401K and a car allowance.

(4) Mr. Russell joined the Company on December 8, 1997. Mr. Russell's salary for fiscal year 1998 is $155,000.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                       PART III

ITEM 10.  EXECUTIVE COMPENSATION (CONTINUED)

(5) Dr. Lovell was acting president and CEO for the Company from September 22, 1997 to December 7, 1997. Dr. Lovell is currently Chief Technical Officer of the Company.

(6) Other annual compensation for 1997 was a result of Mr. Peterson selling 16,400 shares of common stock which he had acquired through exercising incentive stock options during 1997.


(7) Mr. Walker's employment terminated on October 16, 1997. Amounts shown as Other Annual Compensation consists of the following:

          16,636 shares of common             $44,751
          stock exchanged for 25,000
          non-qualified stock options

          Company buy-out of out-              18,175
          standing exercisable stock
          options at $2.00 per option
          less option price
            25,000 options @ $.375
             8,000 options @ $1.10

          Company's buy-back of common         11,000
          stock, which Mr. Walker
          acquired through exercised
          stock options in 1997,
          at $2,00 per share less
          option price
            10,000 shares @ $1.10

          Accrued Vacation                      5,952
                                              -------
               Total                          $79,878
                                              -------
                                              -------

     Additionally, the Company will continue to pay approximately $37,000 in salary and fringe benefits to Mr. Walker through April 16, 1998.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                       PART III

ITEM 10.  EXECUTIVE COMPENSATION (CONTINUED)

(8) Mr. Ramsay's employment terminated on December 19, 1997. Amounts shown as Other Annual Compensation consist of the following:

          Accrued Vacation                    $ 7,225

          Company's buy-back of common          6,800
          stock, which Mr. Ramsay
          acquired through exercised
          stock options in 1997, at
          $1.75 less option price
            8,000 shares at $.85

          Company's buy-out of out-             5,400
          standing exercisable stock
          options at $1.75 per option
          less option price
            6,400 option @ $.85
                                              -------
               Total                          $19,465
                                              -------
                                              -------

Additionally, the Company will continue to pay approximately $40,000 in salary and fringe benefits to Mr. Ramsay through June 19, 1998.

Bonuses for Mr. Russell and other individuals are determined by the Compensation Committee of the Board of Directors based on overall Company performance.

                            Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------------------------
                                      Individual Grants
--------------------------------------------------------------------------------------------------
                                 Number of
                                 Securities        % of Total
                                 Underlying        Options/SARs
                                 Options/          Granted to         Exercise
                                   SARs            Employees in       or Base         Expiration
       Name                      Granted           Fiscal Year        Price($/Sh)        Date
--------------------------------------------------------------------------------------------------
There were no options granted in 1997.


                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                       PART III

ITEM 10.  EXECUTIVE COMPENSATION (CONTINUED)

AGGREGATE OPTIONS EXERCISED IN 1997 AND OPTION VALUES AT DECEMBER 31, 1997.

The following table sets forth certain information regarding options to purchase shares of the Company's common stock exercised during the Company's 1997 fiscal year and the number and value of exercisable and unexercisable options to purchase shares of the Company's common stock held as of the end of the Company's 1997 fiscal year by the executive officers of the Company named in the Summary Compensation Table:

              Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------------------------
                                                                                      Value of
                                                                    Number of         Unexercised
                                                                   Unexercised        In-the-Money
                                                                  Options/SARs at    Options/SARs at
                                                                     FY-End(#)           FY-End($)
                                                                  ---------------   -----------------
                             Shares Acquired       Value          Exercisable/        Exercisable/
              Name             on Exercise      Realized($)(1)     Unexercisable     Unexercisable(2)
              ----           ---------------    --------------    ---------------    ----------------
         J. Graham Russell         -                  -                  -                  -

         John S. Lovell            -                  -                  -                  -

         Vern K. Peterson        16,400             29,356          1,600/18,000        $656/$5,580

         Former Executive Officers:

         Robert H. Walker        10,000             17,900              N/A                N/A
         Charles E. Ramsay        8,000             14,320              N/A                N/A

(1) Value realized is equal to the difference between the fair market value per share of common stock on the date of exercise and the option exercise price per share multiplied by the number of shares acquired upon exercise of an option.

(2) Value of exercisable/unexercisable in-the-money options is equal to the difference between the fair market value per share of common stock of $1.31 at December 31, 1997, and the option exercise price per share multiplied by the number of shares subject to options.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                       PART III

ITEM 10.  EXECUTIVE COMPENSATION (CONTINUED)

STOCK OPTIONS

1989 INCENTIVE STOCK OPTION PLAN 1989

The Corporation has in effect an Incentive Stock Option Plan pursuant to which key employees of the Company and its subsidiaries may be granted options to purchase shares of the Company's common stock. The Board of Directors administers such plan, selects optionees and grants options, and fixes the terms of such options subject to the terms of the plan. In general, options under the Company's Incentive Stock Option Plan are exercisable at a price equal to the fair market value on the date of grant for a period of five years during the optionee's continued employment with the Company or one of its subsidiaries and after two years of employment with the Company. During 1997, options to purchase 43,400 of common stock at $.90 were exercised. As of December 31, 1997, the Company had outstanding options which were granted in 1994 to certain officers and employees to purchase 5,600 shares of the Company common stock at $.90 per share.

1997 LONG-TERM INCENTIVE PLAN

Stockholders approved the 1997 Long-Term Incentive Plan ("1997 Plan"). The 1997 Plan is designed to provide key management employees of the Company with added incentives to continue in the long-term service of the Company and to create in such employees a more direct interest in the future success of the Company by relating compensation to increases in stockholder value, so that the income of key management employees is more closely aligned with the income of the stockholders of the Company. The 1997 Plan is also designed to attract key employees and to retain and motivate participating employees by providing an opportunity for investment in the Company. The 1997 Plan will be administered by the Board of Directors or through an Incentive Plan Committee appointed by the Board of Directors and consisting of not less than two persons, all of whom must be non-employee directors. The 1997 Plan reserves 120,000 shares of the Company's common stock for issuance. Any shares that are the subject of an award under the 1997 Plan which has lapsed or expired unexercised or unissued will automatically become available for reissue under the 1997 Plan. The exercise prices, vesting schedules, and other pertinent terms of the 1997 Plan will be determined by the Committee, but no exercise price for an incentive stock option will be less than the fair market value of the stock on the date the option is granted. There were no options granted under this plan in 1997.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                       PART III

ITEM 10.  EXECUTIVE COMPENSATION (CONTINUED)

OTHER STOCK OPTIONS

The Company also grants non-qualified stock options to management, outside directors, and consultants as authorized by the Board of Directors. These options are exercisable at varying times from date of grant and expire five years from date of grant. As of December 31, 1997, all non-qualified stock options have been granted at an exercise price in excess of the current market value at the time of grant.

In 1996 the Company granted to certain consultants non-qualified options to purchase 84,000 shares of common stock at $1.00 and $1.06 per share in connection with agreements to provide services to the Company. Such options are exercisable for a period of two years from the date of grant and vest on a monthly basis over a two year period. Non qualified stock options to purchase 22,500 shares of common stock at $1.00 were canceled in 1997 and non-qualified stock options to purchase 10,000 shares of common stock at $1.00 were exercised in 1997. Also during 1997, 25,000 non-qualified stock options held by a former member of management to purchase common stock at $.90 per share were exchanged for 16,636 shares of common stock under a cash-less exercise. As of December 31, 1997, stock options to purchase 90,000 shares of common stock are exercisable under this plan.

NON-EMPLOYEE DIRECTORS PLAN

Stockholders approved the Non-Employee Directors Stock Option Plan (the "Non-Employee Directors Plan"). The Non-Employee Directors Plan provides for the grant of Stock Options to non-employee directors of the Company and its affiliated corporations in order to encourage and provide incentives for high level performance by the non-employee directors of the Company. The maximum number of shares of common stock that may be subject to stock options under the Non-Employee Directors' Plan is 30,000 shares. On adoption of the non-Employee Directors' Plan or upon initial election or appointment of a non-employee director to the Board of Directors of the Company, he or she shall be granted a stock option to purchase 1,000 shares of common stock. In addition, each non-employee director shall be granted a stock option to purchase 1,000 shares

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                       PART III

ITEM 10.  EXECUTIVE COMPENSATION (CONTINUED)

NON-EMPLOYEE DIRECTORS PLAN

of common stock effective as to each anniversary date of the initial grant of a stock option to such director. Each stock option granted under the Non-Employee Directors Plan shall be vested one-third on the date of grant, one-third upon the first yearly anniversary date of a grant and the final one-third upon the second yearly anniversary date of the grant. The purchase price per share of common stock for the shares to be purchased pursuant to the exercise of a stock option will be 100% of the fair market value of the common stock on the date of grant of the option. There were no options granted under this plan in 1997.


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

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                       PART III





ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of March 13, 1998, the number of outstanding options and warrants included with the number of shares of common stock owned by each officer and director of the Company and all directors and officers as a group and any persons (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially 5% or more of such securities. As of March 13, 1998, there were 1,590,649 shares of the Company's common stock issued and outstanding, 143,100 outstanding options to purchase the Company's common stock, and 105,000 outstanding warrants to purchase the Company's common stock.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                       PART III


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)

                                       NUMBER OF SHARES   PERCENT
NAME OF BENEFICIAL OWNER              OF COMMON STOCK(1)  OF CLASS
------------------------              ------------------  ---------
J. Graham Russell....................         -              -
  Barringer Laboratories, Inc.
  15000 W. Sixth Ave., Suite 300
  Golden, Colorado 80401

Vern Peterson........................       12,400          0.8
  Barringer Laboratories, Inc.
  5301 Longley Lane
  Bldg. E, Suite 178
  Reno, Nevada 89511

R. Scott Asen(2)(3)(4)...............      160,400         10.1
  Asen and Co., Inc.
  224 East 49th St.
  New York, NY 10017

Anthony R. Barringer.................       37,000          2.3
  25060 Montane Drive West
  Golden, Colorado 80401

John P. Holmes, III(5)...............      247,969         15.1
  Ahern Partners, Inc.
  18 Kings Hwy. North
  Westport, CT 06880

J. Francis Lavelle(6)................      245,469         15.0
  The Nassau Group, Inc.
  18 Kings Hwy. North
  Westport, CT 06880


                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                       PART III


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)

                                       NUMBER OF SHARES   PERCENT
NAME OF BENEFICIAL OWNER              OF COMMON STOCK(1)  OF CLASS
------------------------              ------------------  ---------
Randolph H. Ware.....................       30,000          1.9
  2105 Kohler
  Boulder, Colorado 80303

C.F. Wasser, III.....................      141,438          8.8
  12290 Chinchilla Ct.
  Rosemont, Minnesota 55068


All directors and officers as a group
  consisting of eight (8) persons....      874,856         50.5



----------------------------------
*Less than 1%


(1) Includes 42,400 outstanding stock options granted and exercisable until May 31, 1998 to the officers and directors of the Company.

(2) Includes 5,814 shares of the Company's common stock held by an account titled,"Dean Witter Reynolds C/F David V. Foster IRA Rollover dated 2/17/95". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by this account.

(3) Includes 8,721 shares of the Company's common stock held by an account titled,"Asen and Co., Inc. FBO SDFJ, Inc.". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by this account.

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

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                       PART III


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)


(5) Includes 50,469 of the Company's warrants. The warrants were issued to Mr. Holmes as an inducement to Mr. Holmes to become involved in the Company and also an inducement to purchase 10% of the outstanding shares of the Company's common stock. Each warrant entitles Mr. Holmes to purchase one share of the Company's common stock upon an average payment of $1.11. Each warrant is exercisable for a period of five (5) years after date of issue. As of December 31, 1997, all warrants have been issued.

(6) Includes 50,469 of the Company's warrants. The warrants were issued to Mr. Lavelle as an inducement to Mr. Lavelle to become involved in the Company and also an inducement to purchase 10% of the outstanding shares of the Company's common stock. Each warrant entitles Mr. Lavelle to purchase one share of the Company's common stock upon an average payment of $1.11. Each warrant is exercisable for a period of five (5) years after date of issue. As of December 31, 1997, all warrants have been issued.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES


                                       PART III


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective April 30, 1992 the Company sold all the common stock of its Canadian subsidiary, Barringer Laboratories, Ltd to Philip Environmental Ltd. The Company used the net proceeds to repay $1,662,000 of short-term borrowings plus related interest including the portion of such indebtedness which was due and owed Barringer Technologies, Inc. ("BTI"), the Company's then largest stockholder. Principal and interest under this agreement were originally due on May 31, 1994. Interest was payable semi-annually at a bank's prime rate plus 2%. In 1994, BTI made a $136,000 principal payment on its note due to the Company. Additionally, BTI paid $93,000 to Philip Environmental on behalf of the Company. This payment was related to the warranties, representations, and guarantees made by the Company in the 1992 sale of the Company's Canadian subsidiary. In connection with a new line of credit in 1994, the Company agreed to extend BTI's note due date to May 31, 1995 for BTI's guarantee of the line of credit and increase the interest on the note to a bank's prime rate plus 4% (12.5% at December 31, 1994) payable monthly from a bank's prime rate plus 2% payable semi-annually.

Effective December 13, 1995 under an agreement dated December 8, 1995, the Company had purchased from BTI 647,238 shares of the Company's common stock for $809,000, which consisted of a cash payment of $300,000 and cancellation of intercompany obligations (note and intercompany Account Receivable) in the amount of $509,000. Additionally, 88,260 shares of the Company's common stock owned by BTI were placed in an escrow account, to be returned to BTI if the Company's 1996 earnings were at least 13% higher than 1995 earnings. The Company's 1996 earnings were not 13% higher than 1995 earnings, and therefore the 88,260 shares were reverted back to the Company with a purchase price per share of $1.10. BTI had agreed not to transfer its remaining 26% interest in the Company until January 2, 1997, subject to certain conditions, and had agreed to grant the Company a right of first refusal with respect to such shares until January 2, 1997, subject to certain conditions. The Intercompany Agreement between the Company and BTI was terminated on December 13, 1995.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES


                                       PART III


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (CONTINUED)

BTI terminated all voting trusts, proxy arrangements, and all other arrangements and agreements of any kind or nature to which it was a party under which it was authorized to vote shares of the Company. BTI did not enter into any voting trusts, proxy agreements, and any other agreements relating to shares of the Company.

Effective October 28, 1996 under an Agreement dated October 7, 1996, BTI sold all of its remaining ownership of the Company's common stock, net of the 88,260 escrowed shares of the Company's common stock which were returned to the Company.

As of November 18, 1996 BTI sold all of its remaining ownership of the Company's outstanding Common Stock.

Effective May 17, 1996, the Company entered into an exclusive agreement with The Nassau Group, Inc. ("Nassau") of Westport, Connecticut, to provide the Company with financial advisory services and investment banking support over the course of the next two years. Nassau provides assistance in terms of evaluating strategic growth and acquisition opportunities, evaluating financing alternatives and helping to arrange for the Company's future capital needs. The Company granted warrants to individuals associated with Nassau as an inducement to such individuals to become involved in the Company and also an inducement to purchase 10% of the outstanding shares of the Company's common stock. Such warrants will be exercisable for a period of five years after date of issue and entitle these individuals to purchase 80,000 shares and 25,000 shares of common stock at $1.06 per share and $1.25 per share, respectively. Messrs. Lavelle and Holmes, Directors of the Company, are principals of Nassau. In connection with the Company's April 1998 financing described in Item 7, Nassau waived any compensation rights which it may have had.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES


                                       PART III


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


          (a)  EXHIBITS.

               23.1      Consent of BDO Seidman, LLP.

               27.1      Financial Data Schedule.


          (b)  REPORTS ON FORM 8-K.

               There were no reports on Form 8-K filed for the quarter ended December 31, 1997.

                                      SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BARRINGER LABORATORIES, INC.

Date:  April 14, 1998

                         By: /s/ J. Graham Russell
                             --------------------------------
                             J. Graham Russell, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Titles or Capacities         Date
---------                    --------------------         ----


/s/J. Graham Russell         Director, President and      April 14, 1998
------------------------     Chief Executive Officer
J. Graham Russell            (Principal Executive
                              Officer)

/s/R. Scott Asen
------------------------     Director                     April 14, 1998
R. Scott Asen

/s/Anthony R. Barringer
------------------------     Director                     April 14, 1998
Anthony R. Barringer

/s/John P. Holmes
------------------------     Director                     April 14, 1998
John P. Holmes

/s/Randolph H. Ware
------------------------     Director                     April 14, 1998
Randolph H. Ware

/s/C.F. Wasser, III
------------------------     Director                     April 14, 1998
C.F. Wasser, III

/s/J. Francis Lavelle
------------------------     Director                     April 14, 1998
J. Francis Lavelle

                                  INDEX TO EXHIBITS



                                                  Page
                                                  ----

Exhibit 23.1   Consent of BDO Seidman, LLP.        70


Exhibit 27.1   Financial Data Schedule.            72