Form 10QSB
period 1998-03-31
BARRINGER LABORATORIES INC
filed 1998-05-15
CIK 859463

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended                      Commission
         March 31, 1998                              File Number 0-8241
       ---------------------                       ----------------------

                          Barringer Laboratories, Inc.
--------------------------------------------------------------------------------
                    (Name of small business issuer in its charter)

                 Delaware                           84-0951626
--------------------------------------     -------------------------------------
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


Number of shares outstanding as of March 31, 1998 - 1,590,649 of Common Stock, $.01 par value.

                             BARRINGER LABORATORIES, INC.



                                        INDEX


PART I    -    FINANCIAL INFORMATION

Item 1    Financial Statements

          -    Consolidated Balance Sheets as of March 31, 1998
               (Unaudited) and December 31, 1997;

          - Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 1998 and 1997;

          - Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 1998 and 1997;

          -    Notes to Consolidated Financial Statements; and

Item 2    Management's Discussion and Analysis or Plan of Operation


PART II   -    OTHER INFORMATION





Signatures

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


                                      MARCH 31,    DECEMBER 31,
                                      ----------   ------------
                                        1998           1997
                                        ----           ----


                                     (UNAUDITED)

Assets

Current Assets:
  Cash and cash equivalents          $  283,000      $  524,000
  Trade receivables, less
    allowance of $15,000 and
    $13,000 for doubtful accounts       933,000       1,062,000
  Prepaid expenses and other            254,000         127,000
                                     ----------      ----------
    Total Current Assets              1,470,000       1,713,000
                                     ----------      ----------

Property and Equipment:
  Machinery and equipment             2,238,000       2,214,000
  Machinery and equipment under
    capital lease obligations           134,000         134,000
  Leasehold improvements                664,000         663,000
  Office furniture and equipment         90,000          90,000
                                     ----------      ----------
                                      3,126,000       3,101,000

  Less accumulated depreciation
    and amortization                  2,858,000       2,809,000
                                     ----------      ----------

      Net Property and Equipment        268,000         292,000

Certificate of Deposit                  150,000         150,000

Other Assets                             51,000          57,000
                                     ----------      ----------


Total Assets                         $1,939,000      $2,212,000
                                     ----------      ----------
                                     ----------      ----------




See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (CONCLUDED)

                                        MARCH 31,    DECEMBER 31,
                                        ---------    ------------
                                          1998           1997
                                          ----           ----

                                       (UNAUDITED)
Liabilities and Shareholders' Equity

Current Liabilities:
  Trade accounts payable               $  200,000     $  251,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                    189,000        290,000
    Other                                 225,000        211,000
  Current maturities of long-
    term debt                              38,000         38,000
                                       ----------     ----------

    Total Current Liabilities             652,000        790,000

Long-Term Debt, less current
  maturities                               47,000         54,000
                                       ----------     ----------

    Total Liabilities                     699,000        844,000
                                       ----------     ----------

Minority Interest                            -             5,000

Shareholders' Equity
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                              -              -
  Common stock, $0.01 par value,
    shares authorized, 10,000,000;
    issued 1,652,016 and out-
    standing 1,563,756                     16,000         16,000
  Additional paid-in capital            2,397,000      2,397,000
  Accumulated deficit                  (1,150,000)    (1,027,000)
  Translation Adjustment                  (23,000)       (23,000)
                                       ----------     ----------
                                        1,240,000      1,363,000
  Less common stock in treasury,
    at cost, 88,260 shares                   -              -
                                       ----------     ----------

    Total Shareholders' Equity          1,240,000      1,363,000
                                       ----------     ----------

Total Liabilities and
  Shareholders' Equity                 $1,939,000     $2,212,000
                                       ----------     ----------
                                       ----------     ----------


See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                   THREE MONTHS ENDED MARCH 31,
                                   ----------------------------
                                      1998              1997
                                   ----------        ----------


Sales of Services                  $1,664,000        $1,494,000

Cost of Services Sold               1,271,000         1,245,000
                                   ----------        ----------

Gross Profit                          393,000           249,000
                                   ----------        ----------

Selling, General and
  Administrative Expenses             525,000           423,000
                                   ----------        ----------

Operating Loss                       (132,000)         (174,000)

Other Income (Expense):
  Interest income                       7,000            11,000
  Interest expense                     (3,000)           (5,000)
  Translation loss                     (4,000)          (18,000)
  Other                                 3,000             4,000
                                   ----------        ----------

Total Other Income (Expense)            3,000            (8,000)
                                   ----------        ----------

Loss before Income
  Taxes and Minority Interest
  in Loss of Subsidiary              (129,000)         (182,000)

Provision for Income Taxes               -                 -

Minority Interest in Loss of
  Subsidiary                            6,000             9,000
                                   ----------        ----------

Net Loss for the period            $ (123,000)       $ (173,000)
                                   ----------        ----------
                                   ----------        ----------

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                   THREE MONTHS ENDED MARCH 31,
                                   ----------------------------
                                      1998              1997
                                   ----------        ----------



Per Share Data:


  Net Loss per share:

    Basic                           $     (.08)      $      (.11)
                                    ----------       -----------
                                    ----------       -----------

    Diluted                         $     (.08)      $      (.11)
                                    ----------       -----------
                                    ----------       -----------



Weighted average common shares
  outstanding

    Basic                            1,590,649        1,563,756
                                    ----------       -----------
                                    ----------       -----------

    Diluted                          1,590,649        1,563,756
                                    ----------       -----------
                                    ----------       -----------







See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                     (UNAUDITED)


                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                        1998              1997
                                      ---------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for the period      $(123,000)       $(173,000)
Items not affecting cash
  Depreciation and amortization          49,000           68,000
  Bad debt expense                        7,000            6,000
  Minority interest share in loss
    of subsidiary                        (6,000)          (9,000)
  Other                                    -              23,000
  Decrease (increase) in operating
    assets net of operating
    liabilities                        (136,000)          92,000
                                      ---------        ---------
  Cash Provided by
    Operating Activities               (209,000)           7,000
                                      ---------        ---------


CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and equipment      (25,000)         (68,000)
                                      ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES

Reduction in long-term debt              (7,000)         (16,000)
Decrease in short term borrowings          -              26,000
Minority interest contributions            -              49,000
                                      ---------        ---------
  Cash used in Financing
    Activities                           (7,000)          59,000
                                      ---------        ---------

Decrease in cash                       (241,000)          (2,000)

Cash and cash equivalents
  - beginning of period                 524,000          803,000
                                      ---------        ---------

Cash and cash equivalents
  - end of period                     $ 283,000        $ 801,000
                                      ---------        ---------
                                      ---------        ---------


See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             INCREASE (DECREASE) IN CASH
                                     (UNAUDITED)
                                     (CONTINUED)


                                     THREE MONTHS ENDED MARCH 31,
                                     ----------------------------
                                       1998              1997
                                     ---------         ---------

Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables                  $ 123,000         $ 313,000
  Other current assets                (127,000)          (47,000)
  Accounts payable and accrued
    liabilities                       (138,000)          (76,000)
  Income tax payable                      -              (49,000)
  Other                                  6,000           (49,000)
                                     ---------         ---------

Total - net                           $136,000          $ 92,000
                                     ---------         ---------
                                     ---------         ---------



Cash paid during the period
  for interest                       $   3,000          $  5,000
                                     ---------         ---------
                                     ---------         ---------

Cash paid during the period
  for income taxes                   $    -             $ 49,000
                                     ---------         ---------
                                     ---------         ---------



See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries, as of March 31, 1998 and the results of their operations and their cash flows for the three months ended March 31, 1998 and 1997. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1997 audited financial statements of Barringer Laboratories, Inc. and Subsidiaries included in its Annual Report on Form 10-KSB for the year ended December 31, 1997. The Form 10-KSB should be read in conjunction herewith.

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

     Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   ACCOUNTING POLICIES (CONTINUED)

     NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     Both SFAS No. 130 and 131 are effective for financial statements for periods beginning after December, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, Management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

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

     INCOME (LOSS) PER SHARE

     Through December 31, 1996, the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share". Effective for the year ended December 31, 1997, the Company implemented SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income (loss) per share.
     Basic incom (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities that could share in the income (loss) of an entity, similar to fully diluted income (loss) per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be antidilutive. All prior period income (loss) per share data has been restated to reflect the requirements of SFAS No. 128. For the three months ended March 31, 1998, option and warrant exercise prices exceeded the average market prices of the common stock. For the three months ended March 31, 1997, dilutive common stock equivalents of 260,650 were not included in the computation of diluted per share data because their effect was antidilutive.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   ACCOUNTING POLICIES (CONTINUED)

     CURRENCY TRANSLATION

     The Company had been treating the peso as the functional currency for its Mexican subsidiary. As of December 31, 1996, Mexico was considered a highly inflationary economy. As required by SFAS No. 52, "Foreign Currency Translation", the Company changed the functional currency of this subsidiary to the U.S. dollar. As a result, the Company remeasures the financial statements from the peso to the U.S. dollar effective January 1, 1997. Nonmonetary assets and liabilities are remeasured at the exchange rate at the date of the change in the functional currency, which rate then becomes, in effect, the "historical rate" for translating those assets in the future. Monetary assets and liabilities are remeasured at the exchange rate in effect at the date a transaction occurs. Gains and losses related to the remeasurement of monetary assets and liabilities are included in income. The Peruvian and Nicaraguan subsidiaries are reported in U.S. dollars.


3.   INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

     At March 31, 1998, the Company has alternative minimum tax credits of approximately $16,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $3,428,000. Such net operating loss carryforwards expire in varying amounts from 1998 to 2006 and are subject to certain limitations under the Internal Revenue Code.

     As of March 31, 1998, a valuation allowance has been recorded, as Management of the Company is not able to determine that it is more likely than not that the deferred tax asset will be realized. The Company has recorded a valuation allowance primarily related to the uncertainty of realizing operating loss carryforwards subject to limitation under the IRC of 1986, as well as uncertainties relating to the EPA investigation and its possible impact on the financial position in 1998.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   UNCERTAINTY

     In early 1998, the Company learned that certain employees in one section of its environmental laboratory did not consistently follow laboratory procedures as set forth in the Company's Standard Operating Procedures and applicable test methods. Management believes the employee practices in question may have affected a small percentage of the soil and water test results reported to clients of the environmental laboratory. The Company then commenced an internal investigation, engaged outside advisors to assist in the investigation, and initiated corrective actions. This investigation is not yet complete. In addition, the Company informed the United States Environmental Protection Agency ("EPA") of its investigation and its corrective action program. EPA has informed the Company that Agency law enforcement personnel will be conducting their own investigation into this matter in accordance with EPA's policy towards voluntary self disclosures of this type. The Company intends to cooperate fully with all regulatory agencies with respect to the matter. To date, no agency or other party has brought any action or proceeding against the Company.

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

     Depending upon the nature and frequency of any improper practices and other factors, it is possible that the Company could be subject to penalties or other sanctions that could be substantial, and that the Company could face other liabilities if reported test results were erroneous. At this stage in the investigation, it is not possible to predict the ultimate outcome of this uncertainty.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   UNCERTAINTY (CONTINUED)

     The cost of the investigation and any associated liabilities may have a material adverse impact on the results of operations, financial position and cash flows of the Company. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Other than as set forth above, the Company is not a party to any material, pending, or threatened litigation.


5.   SALE OF COMMON STOCK

     Effective April 13, 1998, the Company completed the sale of 1,666,666 shares of restricted common stock at a price of $.30 per share ($500,000) to provide additional working capital. These shares were issued below the value at which the Company's stock last traded on March 20, 1998.
     Because of the difference between the issuance price and the most recent trading price, the Company is evaluating the amount of the possible second quarter charge, if any, to compensation expense (a non cash charge). Among the subscribers are three members of the Company's board of directors, two of whom are already significant stock-holders.

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

With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Capital Resources and Liquidity" may include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly the Company's Form 10-KSB for the year ended December 31, 1997, could affect the Company's actual results and cause actual results to differ materially from those in the forward looking statements.


RESULTS OF OPERATIONS

Sales of services for the three months ended March 31, 1998 of $1,664,000 reflect an increase of 11% and $170,000 compared to 1997 sales of $1,494,000 for the same period. As compared to the first quarter of 1997, Environmental Division sales were up 20% and $159,000 while Mineral Division sales were up 2% and $11,000.

Of the revenues in the Environmental Division, the radiochemistry laboratory sales are responsible for the entire increase, and were up over 1997 by 57%. The inorganic and organic laboratory sales are down versus last year by 9% and 29%, respectively. The level of radiochemistry sales in 1998 partially relates to the 1997 large one-time projects which demanded the resources of the laboratory in 1997 and caused the work for other customer projects to be completed in 1998, thereby causing the 1998 increase in sales.

Mineral Division sales were up over 1997 by 2% overall. The mix of sales was heavily weighted to Nicaragua and Honduras in 1998 while the United States sales decreased by over 50%. Historically, first quarter sales in the United States
are lower than other quarters due to the winter weather conditions.   However,
the unseasonably

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

wet season due to El Nino exacerbated the seasonal impact and management believes that unusually wet weather had the same impact in Peru. The low price of gold has slowed exploration throughout the industry but particularly in the United States. As the gold exploration industry migrates out of North America and into Latin America, sales from Mexico, Nicaragua, Honduras and Peru are expected by management to become an increasingly important part of the Company's business.

Gross profit as a percentage of sales for the three months ended March 31, 1998 at 24% is 7% (points) higher than 1997 for the same period. The gross margin improvement is primarily attributable to the Environmental Division, as the division controlled variable production costs (labor, supplies and outside services) which increased only 3% over the same period of 1997, while sales increased 20%. The first quarter of 1998 reflects a higher incremental gross margin as revenues exceed fixed cost levels. Margins of the Mineral Division are negatively impacted due to the start-up of the Central and South American sample preparation facilities.

Selling, general and administrative expenses in the first quarter of 1998 are $102,000 and 24% higher than the first quarter of 1997. While normal operating expenses increased slightly over the same quarter of 1997, the major cause of the increase is due to professional fees related to the investigation as discussed further under "Capital Resources and Liquidity".

Other income (expense) improved to $3,000 of income from $8,000 of expense primarily due to lower translation losses in 1998.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents of $283,000 at March 31, 1998 decreased by $241,000 from December 31, 1997. The use of cash in the first quarter of 1998 is principally due to the loss for the quarter of $(123,000) and working capital used to purchase equipment and fund start-up facilities in Central America. A portion of the start-up investment is expected to be recovered from a major customer.

In light of the investigation of certain procedures that were not correctly followed, see Note 4 to the consolidated financial statements, the Company has taken broad corrective action measures. Depending upon the nature and frequency of any improper practices and other factors, it is possible that the Company could be subject

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

to penalties or other sanctions that could be severe, and the Company could face other liabilities if reported test results were erroneous. At this stage in the investigation, it is not possible to predict the ultimate outcome of this uncertainty. While Management believes that the steps it has taken to date should mitigate any adverse consequences to the Company, the total cost of the investigation incurred through the end of March 31, 1998, has been approximately $100,000. The eventual cost of the ongoing investigation and any associated liabilities may have a material adverse impact on the operations and financial position of the Company. The Company's 1998 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Effective April 13, 1998, the Company completed the sale of 1,666,666 shares of restricted common stock at a price of $.30 per share ($500,000) to provide additional working capital. These shares were issued below the value at which the Company's stock last traded on March 20, 1998. Among the subscribers are three members of the Company's board of directors, two of whom are significant existing stockholders. The cash from this sale was received in the second quarter.

In addition to the working capital provided from the sale of common stock, the Company anticipates that additional future cash requirements will be satisfied by improved sales of services, related reductions to cost of services sold, and/or the sale of additional Company equity securities.

There can be no assurance that the Company will not require additional financial resources to enable it to meet its obligations in the future or that any future funds required will be generated from operations or from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail operations and/or capital replacements and would therefore have a material adverse effect on the Company's business.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

At March 31, 1998, the Company has about $16,000 of alternative minimum tax credits and unused net operating loss carryforwards of approximately $3,428,000. The alternative minimum tax credits have no expiration date and the loss carryforwards in expire in varying amounts from 1998 to 2006 and are subject to certain limitations under the Internal Revenue Code.

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

The Company has made a decision to replace its two major computerized information systems - accounting system and laboratory information management system ("LIMS") - during the next year with software packages that will be certified as year 2000 compliant by their respective manufacturers. The cost of these replacements will be in the range of $90,000-120,000.

Management believes that both can be installed and implemented largely using existing Company personnel at a maximum incremental operating cost of $20,000 required to pay for temporary laboratory labor during the LIMS installation process in the Company's environmental laboratory.

In addition, the Company has established an internal Year 2000 team to examine and resolve other potential year 2000 issues relating to the instrumentation in use in the Company's laboratories and other minor systems such as security and telephone systems. Management believes that the costs associated with resolving any potential year 2000 issues associated with these systems will not be material.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES




PART II


OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. Information to be included herein is in Note 4 to the Consolidated Financial Statements hereof.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.  None.

ITEM 5.   OTHER INFORMATION.  None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.  None.

                                      SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                             BARRINGER LABORATORIES, INC.
                          ----------------------------
                                     (REGISTRANT)





Date:       May 15, 1998      By: /s/J. Graham Russell
      -----------------------     ----------------------------
                                  J. Graham Russell
                                  President and C.E.O.