Form 10-Q
period 1998-06-30
BARRINGER LABORATORIES INC
filed 1998-08-19
CIK 859463

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                Commission
June 30, 1998                                        File Number 0-8241
-------------------------------                      -------------------------

                            Barringer Laboratories, Inc.
  ----------------------------------------------------------------------------
                    (Name of small business issuer in its charter)

           Delaware                                        84-0951626
------------------------------                       -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)

           15000 West 6th Avenue, Suite 300, Golden, Colorado 80401-5047
  ----------------------------------------------------------------------------
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

Number of shares outstanding as of June 30, 1998 - 3,257,315 of Common Stock, $.01 par value.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES



                                        INDEX


PART I    -    FINANCIAL INFORMATION

Item 1    Financial Statements

          -    Consolidated Balance Sheets as of June 30, 1998
               (Unaudited) and December 31, 1997

          - Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended June 30, 1998 and 1997

          - Consolidated Statements of Cash Flows (Unaudited) for the Three Months and Six Months Ended June 30, 1998 and 1997

          -    Notes to Consolidated Financial Statements

Item 2    Management's Discussion and Analysis or Plan of
          Operation


PART II   -    OTHER INFORMATION





Signatures

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                       JUNE 30,    DECEMBER 31,
                                       --------    ------------
                                         1998           1997
                                         ----           ----
                                     (UNAUDITED)
Assets
Current Assets:
  Cash and cash equivalents         $   600,000     $   524,000
  Trade receivables, less
    allowance of $39,000 and
    $13,000 for doubtful accounts       923,000       1,062,000
  Prepaid expenses and other            277,000         127,000
                                     ----------      ----------
    Total Current Assets              1,800,000       1,713,000
                                     ----------      ----------

Property and Equipment:
  Machinery and equipment             2,254,000       2,214,000
  Machinery and equipment under
    capital lease obligations           134,000         134,000
  Leasehold improvements                664,000         663,000
  Office furniture and equipment         90,000          90,000
                                     ----------      ----------
                                      3,142,000       3,101,000

  Less accumulated depreciation
    and amortization                  2,904,000       2,809,000
                                     ----------      ----------
      Net Property and Equipment        238,000         292,000

Certificate of Deposit                  150,000         150,000

Other Assets                             49,000          57,000
                                     ----------      ----------

Total Assets                         $2,237,000      $2,212,000
                                     ----------      ----------
                                     ----------      ----------


See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                        JUNE 30,    DECEMBER 31,
                                        --------    ------------
                                          1998           1997
                                          ----           ----
                                       (UNAUDITED)
Liabilities and Shareholders' Equity

Current Liabilities:
  Trade accounts payable               $  276,000     $  251,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                    215,000        290,000
    Other                                 239,000        211,000
  Current maturities of long-
    term debt                              38,000         38,000
                                       ----------     ----------
    Total Current Liabilities             768,000        790,000

Long-Term Debt, less current
  maturities                               32,000         54,000
                                       ----------     ----------
    Total Liabilities                     800,000        844,000
                                       ----------     ----------
Minority Interest                            -             5,000

Shareholders' Equity
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                              -              -
  Common stock, $0.01 par value,
    shares authorized, 10,000,000;
    issued and outstanding 3,257,315
    and 1,590,649                          33,000         16,000
  Additional paid-in capital            3,055,000      2,397,000
  Accumulated deficit                  (1,628,000)    (1,027,000)
  Translation Adjustment                  (23,000)       (23,000)
                                       ----------     ----------
    Total Shareholders' Equity          1,437,000      1,363,000
                                       ----------     ----------
Total Liabilities and
  Shareholders' Equity                 $2,237,000     $2,212,000
                                       ----------     ----------
                                       ----------     ----------

See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                          --------------------------   -------------------------
                              1998         1997         1998         1997
                              ----         ----         ----         ----
Sales of Services           $1,673,000  $1,768,000    $3,337,000  $3,262,000

Cost of Services Sold        1,370,000   1,420,000     2,641,000   2,665,000
                             ---------   ---------     ---------   ---------
Gross Profit                   303,000     348,000       696,000     597,000
                             ---------   ---------     ---------   ---------
Selling, General and
 Administrative Expenses       795,000     441,000     1,320,000     864,000
                             ---------   ---------     ---------   ---------
Operating Loss                (492,000)    (93,000)     (624,000)   (267,000)

Other Income (Expense):
   Interest income               8,000       8,000        15,000      19,000
   Interest expense             (3,000)     (5,000)       (6,000)    (10,000)
   Translation loss               -          2,000        (4,000)    (16,000)
   Other                         9,000      (1,000)       12,000       3,000
                             ---------   ---------     ---------   ---------
Total Other Income (Expense)    14,000       4,000        17,000       4,000
Loss before Income
   Taxes and Minority
   Interest in Loss of
   Subsidiary                 (478,000)    (89,000)     (607,000)   (271,000)

Minority Interest in Loss
 of Subsidiary                    -         10,000         6,000      19,000
                             ---------   ---------     ---------   ---------
Net Loss                    $ (478,000) $  (79,000)   $ (601,000) $ (252,000)
                             ---------   ---------     ---------   ---------
                             ---------   ---------     ---------   ---------

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                          --------------------------   -------------------------
                               1998         1997         1998        1997
                               ----         ----         ----        ----
Per Share Data:

  Net Loss per share:

    Basic                  $    (.16)  $     (.05)   $    (.26)  $     (.05)
                           ---------   ----------    ---------   ----------
                           ---------   ----------    ---------   ----------

    Diluted                $    (.16)  $     (.05)   $    (.26)  $     (.05)
                           ---------   ----------    ---------   ----------
                           ---------   ----------    ---------   ----------

Weighted average common
  shares outstanding

    Basic                   2,979,537   1,610,833     2,285,093   1,587,424
                           ---------   ----------    ---------   ----------
                           ---------   ----------    ---------   ----------

    Diluted                 2,979,537   1,610,833     2,285,093   1,587,424
                           ---------   ----------    ---------   ----------
                           ---------   ----------    ---------   ----------



See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (UNAUDITED)


                                  THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                        1998         1997         1998       1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for
 the period                          $(478,000) $ (79,000)   $(601,000)   (252,000)
Items not affecting cash
  Non cash charge related to
     issuance of common stock          183,000          -       183,000         -
  Depreciation and amortization         46,000      72,000       95,000    140,000
  Bad debt expense                       6,000       6,000       13,000     12,000
 Minority interest share in loss
    of subsidiary                           -      (10,000)      (6,000)   (19,000)
  Other                                  8,000          -         8,000     23,000
  Decrease (increase) in operating
    assets net of operating
    liabilities                         91,000    (161,000)     (45,000)   (69,000)
                                       -------     -------      -------    -------
  Cash Provided by (used in)
    Operating Activities              (144,000)   (172,000)    (353,000)  (165,000)
                                       -------     -------      -------    -------
CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and
  equipment                            (16,000)    (74,000)     (41,000)  (142,000)
                                       -------     -------      -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock                   492,000          -       492,000         -
Exercise of stock options                   -       37,000           -      37,000
Reduction in long-term debt            (15,000)    (16,000)     (22,000)   (32,000)
Increase (decrease) in short
  term borrowing                            -           -            -      26,000
Minority interest contributions             -        1,000           -      50,000
                                       -------     -------      -------    -------
  Cash provided by Financing
    Activities                         477,000      22,000      470,000     81,000
                                       -------     -------      -------    -------
Increase (Decrease) in cash            317,000    (224,000)      76,000   (226,000)

Cash and cash equivalents
  - beginning of period                283,000     801,000      524,000    801,000
                                       -------     -------      -------    -------
Cash and cash equivalents
  - end of period                    $ 600,000   $ 577,000    $ 600,000  $ 577,000
                                       -------     -------      -------    -------
                                       -------     -------      -------    -------


See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            INCREASE (DECREASE) IN CASH
                                    (UNAUDITED)
                                    (CONTINUED)

                         THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30
                                 1998        1997        1998       1997
Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables          $  (2,000)  $(156,000)  $ 127,000   $ 157,000
  Other current assets         (23,000)      9,000    (150,000)    (38,000)
   Accounts payable and
    accrued liabilities        102,000      23,000     (50,000)    (53,000)
  Income tax payable                -          -            -      (49,000)
  Other                         14,000     (37,000)     28,000     (86,000)
                             ---------   ---------   ---------   ---------
Total - net                  $  91,000   $(161,000)  $ (45,000)  $ (69,000)
                             ---------   ---------   ---------   ---------
                             ---------   ---------   ---------   ---------

Cash paid during the
  period for interest        $   3,000   $   5,000   $   6,000   $   5,000
                             ---------   ---------   ---------   ---------
                             ---------   ---------   ---------   ---------
Cash paid during the
  period for income taxes    $      -    $      -    $      -    $      -
                             ---------   ---------   ---------   ---------
                             ---------   ---------   ---------   ---------


See accompanying notes to consolidated financial statements.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries, as of June 30, 1998 and the results of their operations and their cash flows for the three months and the six months ended June 30, 1998 and 1997. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1997 audited financial statements of Barringer Laboratories, Inc. and Subsidiaries included in its Annual Report on Form 10-KSB for the year ended December 31, 1997. The Form 10-KSB should be read in conjunction herewith.

2.   ACCOUNTING POLICIES

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 in the first quarter of 1998 and there was no effect on the financial statements.

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

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   ACCOUNTING POLICIES (CONTINUED)

     NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     SFAS No. 131 is effective for financial statements for periods beginning after December, 1997 and requires comparative information for earlier years to be restated. The Company is planning on implementing the revised disclosures of SFAS No.131 as soon as practicable, but no later than reporting annual 1998 results. Financial position and results of operations are unaffected by this standard.

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

     INCOME (LOSS) PER SHARE

     Effective for the year ended December 31, 1997, the Company implemented SFAS No. 128, "Earnings Per Share". SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities that could share in the income (loss) of an entity, similar to fully diluted income (loss) per share. The diluted weighted number of common shares is calculated using the treasury stock method for common stock issuable pursuant to outstanding stock options and warrants. All prior period income (loss) per share data has been restated to reflect the requirements of SFAS No. 128.

     For the three months and for the six months ended June 30, 1998, option and warrant exercise prices exceeded the average market prices of the common stock. Options and warrants to purchase 245,600 and 253,125 shares of Common Stock, respectively, were not included in the computation of diluted per share data.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   ACCOUNTING POLICIES (CONTINUED)

     INCOME (LOSS) PER SHARE

     For the three months and for the six months ended June 30, 1997, average market prices of the common stock exceeded the option and warrant exercise prices. Common stock options and warrants of 211,776 and 236,213, respectively were not included in diluted earnings (loss) per share as the effect was antidulutive due to the company recording losses for both periods.

     CURRENCY TRANSLATION

     The Company had been treating the peso as the functional currency for its Mexican subsidiary. As of December 31, 1996, Mexico was considered a highly inflationary economy. As required by SFAS No. 52, "Foreign Currency Translation", the Company changed the functional currency of this subsidiary to the U.S. dollar. As a result, the Company remeasured the financial statements from the peso to the U.S. dollar effective January 1, 1997. Nonmonetary assets and liabilities are remeasured at the exchange rate at the date of the change in the functional currency, which rate then becomes, in effect, the "historical rate" for translating those assets in the future. Monetary assets and liabilities are remeasured at the exchange rate in effect at the date a transaction occurs. Gains and losses related to the remeasurement of monetary assets and liabilities are included in income. The Peruvian and Nicaraguan subsidiaries are reported in U.S. dollars.

3.   INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

     At June 30, 1998, the Company has alternative minimum tax credits of approximately $16,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $3,646,000. Such net operating loss carryforwards expire in varying amounts from 1998 to 2006 and are subject to certain limitations under the Internal Revenue Code.

     As of June 30, 1998, a valuation allowance has been recorded, as Management of the Company is not able to determine that it is more likely than not that the deferred tax asset will be realized. The Company has recorded a valuation allowance primarily related to the uncertainty of realizing operating loss carryforwards subject to limitation under the IRS of 1986, as well as uncertainties relating to the EPA investigation, as described in Note 4, and its possible impact on the financial position of the Company.

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

     EPA representatives are conducting an investigation into this matter in accordance with Agency policy towards voluntary disclosures of this type, and the Company is cooperating fully in this process. To date, no agency or other party has brought any action or proceeding against the Company.

     The Company is taking broad corrective actions, including: review and revision of relevant standard operating procedures; expansion of analyst training; expansion of its existing Quality Assurance Program including the establishment of periodic external audits; establishment of an Ethical Work Practices and Data Integrity Policy and the initiation of an ethics training program for all staff.

     Depending upon the nature and frequency of any improper practices and other factors, it is possible that the Company could be subject to penalties and other sanctions that could be substantial, and that the Company could face other liabilities if reported test results were erroneous. At this stage in the investigation, it remains impossible to predict the ultimate outcome of this uncertainty.

     The cost of the investigation and any associated liabilities may have a material adverse impact on the results of operations, financial position and cash flows of the Company. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Costs of professional services related to the investigation are included as expenses in the statement of operations as the services are incurred.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.   UNCERTAINTY (CONTINUED)


     Other than as set forth above, the Company is not a party to any material, pending, or threatened litigation.


5.   SALE OF COMMON STOCK

     Effective April 13, 1998, the Company completed the sale of 1,666,666 shares of restricted common stock at a price of $.30 per share
     ($500,000) to provide additional working capital. The difference between fair value of common stock and the issuance price has been recorded as a $183,000 non cash charge and is included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations for the three months and for the six months ended June 30, 1998. Among the subscribers are three members of the Company's board of directors, two of whom are already significant stockholders.

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

With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Capital Resources and Liquidity" may include forward-looking statements that involve risks and uncertainties. The Company cautions readers that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly the Company's Form 10-KSB for the year ended December 31, 1997, could affect the Company's actual results and cause actual results to differ materially from those in the forward looking statements.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998

Sales of services for the three months ended June 30, 1998 of $1,673,000 are 95% of prior year second quarter sales of $1,768,000. Environmental Division 1998 second quarter sales of $837,000 are approximately the same as 1997 while Mineral Division 1998 second quarter sales of $836,000 were down 11% or $100,000 versus second quarter of 1997.

Radiochemistry laboratory sales of $489,000 for the quarter in 1998 represent an increase of 27% over the same period in 1997. Inorganic and organic laboratory sales are lower versus the same period of last year by 19% and 30%, respectively. The level of radiochemistry sales in 1998 partially relates to the 1997 large one-time projects which demanded the resources of the laboratory in 1997 and caused work for other customer projects to be completed in the first quarter of 1998, thereby causing the 1998 increase in sales. The Company is continuing to focus efforts in the radiochemistry area of the market.

Mineral Division sales were down versus 1997 by 11% overall. The mix of sales was heavily weighted to Nicaragua and Honduras in 1998 while sales generated through exploration in the U.S. decreased dramatically.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

The wet season due to El Nino exacerbated the seasonal impact in both the U.S. and Peru. The low price of gold has slowed exploration throughout the industry but particularly in the United States. Consequently, as the gold exploration industry migrates out of North America, sales from Mexico, Nicaragua, Honduras and Peru are expected to become an increasingly important part of the Company's business.

Gross profit as a percentage of sales for the three months ended June 30, 1998 at 18% is 2% (points) lower than 1997 for the same period. The gross margin deterioration is primarily attributable to the Mineral Division which experienced margin deterioration of 9% (points) in the second quarter of 1998 as compared to the same period in 1997. The margin percentage reduction from 1997 can be traced to the fixed costs associated with start-up facilities in Mexico and Peru, without obtaining corresponding higher sales volume in those areas. The reduction of sales volume in the U.S. exacerbates the situation.

Selling, general and administrative expenses in the second quarter of 1998 are higher by $354,000 than the second quarter of 1997. The major cause of the increase is due to the non cash charge of $183,000 associated with the sale of common stock (Note 5 of the Notes to Consolidated Financial Statements) and professional fees related to the investigation as discussed further under "Capital Resources and Liquidity".


SIX MONTHS ENDED JUNE 30, 1998

Sales of services for the six months ended June 30, 1998 of $3,337,000 is an increase of $75,000, 2%, as compared to the same period in 1997. As compared to the first six months of 1997, Environmental Division sales of $1,791,000 represented and increase of 10%, $163,000, while Mineral Division sales of $1,546,000 accounted for a decrease of 5%, $88,000.

Revenues within the Environmental Division were lead by radiochemistry laboratory sales which were up over 1997 by 42%. The inorganic and organic laboratory sales are down as compared to 1997 by 14% and 29%, respectively. Radiochemistry sales were assisted by a concentration of efforts in 1997 due to a large one time contract that caused other customer projects to be completed in 1998. In addition, the Company is focusing its efforts in the radiochemistry area of the market.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


While Mineral Division sales were up 2% in the first quarter of 1998, the second quarter experienced a drop in revenues of 11% causing a 5% decrease in sales for the six months as compared to the same periods in 1997. The mix of sales continued to be heavily weighted to Nicaragua and Honduras while the revenues from exploration in the United States continued to be significantly depressed. The wet season was exacerbated by El Nino both in the United States and in Peru. The low price of gold continues to have a major depressing impact on the exploration industry in general and specifically encourages exploration in less costly areas in Mexico, Central America and South America.

Gross profit as a percentage of sales of 21% is 3% (points) higher than the same period of last year. Second quarter gross profit of 18% declined by 6% (points) from that of the first quarter. Gross margins deteriorated due to the start-up and ongoing fixed costs associated with the expansion into Mexico, Central America and Peru as total revenues declined as compared to 1997.

Selling, general and administrative expenses increased over 1997 principally due to the non cash charge of $183,000 associated with the sale of common stock (Note 5 of the Notes to Consolidated Financial Statements) and professional fees associated with the investigation as discussed further under "Capital resources and Liquidity".


CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents of $600,000 at June 30, 1998 increased by $76,000 from $524,000 at December 31, 1997. Financing activities generated net cash of $477,000 and $470,000 for the three months and for the six months ended June 30, 1998, respectively, principally from the sale of common stock. Operations used cash of $144,000 and $353,000, respectively, for the three months and six months ended June 30, 1998, primarily due to the losses for the periods.

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

to penalties or other sanctions that could be severe, and the Company could face other liabilities if reported test results were erroneous. At this stage in the investigation, it is not possible to predict the ultimate outcome of this uncertainty. While Management believes that the steps it has taken to date should mitigate any adverse consequences to the Company, the total cost of the investigation incurred through the end of June 30, 1998, has been approximately $247,000. The eventual cost of the ongoing investigation and any associated liabilities may have a material adverse impact on the operations and financial position of the Company. The Company's 1998 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Effective April 13, 1998, the Company completed the sale of 1,666,666 shares of restricted common stock at a price of $.30 per share ($500,000) to provide additional working capital. The shares were issued at less than the per share market transactions at the effective date. The difference between fair value of common stock and the issuance price has been recorded as a $183,000 non cash charge and is included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations for the three and six months ended June 30, 1998. Among the subscribers are three members of the Company's board of directors, two of whom are significant existing stockholders. The cash from this sale was received in the second quarter.

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

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

At June 30, 1998, the Company has about $16,000 of alternative minimum tax credits and unused net operating loss carryforwards of approximately $3,646,000. The alternative minimum tax credits have no expiration date and the loss carryforwards expire in varying amounts from 1998 to 2006 and are subject to certain limitations under the Internal Revenue Code.

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

The Company has made a decision to replace its two major computerized information systems - accounting system and laboratory information management system ("LIMS") - during the year with software packages that will be certified as year 2000 compliant by their respective manufacturers. The cost of these replacements will be in the range of $90,000-120,000 and are expected to be financed through capital leases.

The Company has established an internal year 2000 team to examine and resolve other potential year 2000 issues relating to the instrumentation in use in the Company's laboratories and other minor systems such as security and telephone. Management believes that the costs associated with resolving any potential year 2000 issues associated with these systems will not be material.

                    BARRINGER LABORATORIES, INC. AND SUBSIDIARIES


PART II


OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. Information to be included herein is in Note 4 to the Consolidated Financial Statements hereof.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. The Company claims exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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





                             BARRINGER LABORATORIES, INC.
                                     (REGISTRANT)





Date:       August 19, 1998        By: /s/ J. Graham Russell
      -------------------------        --------------------------
                                       J. Graham Russell
                                       President and C.E.O.