Form 10QSB
period 1998-09-30
BARRINGER LABORATORIES INC
filed 1998-11-20
CIK 859463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                Commission
September 30, 1998                                   File Number 0-8241
----------------------                               -------------------

                          Barringer Laboratories, Inc.
------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      84-0951626
--------------------------------                     -------------------
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

Number of shares outstanding as of September 30, 1998 - 3,257,315 of Common Stock, $.01 par value.

                          BARRINGER LABORATORIES, INC.


                                     INDEX


PART I -  FINANCIAL INFORMATION

Item 1    Financial Statements

          - Consolidated Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997

          - Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 1998 and 1997

          - Consolidated Statements of Cash Flows (Unaudited) for the Three Months and Nine Months Ended September 30, 1998 and 1997

          -    Notes to Consolidated Financial Statements

Item 2    Management's Discussion and Analysis or Plan of Operation


PART II - OTHER INFORMATION





Signatures

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30,        DECEMBER 31,
                                          -------------        -----------
                                              1998                1997
                                              ----                ----
                                          (UNAUDITED)
Assets

Current Assets:
  Cash and cash equivalents                $   97,000          $  524,000
  Trade receivables, less
    allowance of $31,000 and
    $13,000 for doubtful accounts           1,086,000           1,062,000
  Prepaid expenses and other                  327,000             127,000
                                           ----------          ----------
    Total Current Assets                    1,510,000           1,713,000
                                           ----------          ----------

Property and Equipment:
  Machinery and equipment                   2,285,000           2,214,000
  Machinery and equipment under
    capital lease obligations                 134,000             134,000
  Leasehold improvements                      664,000             663,000
  Office furniture and equipment               90,000              90,000
                                           ----------          ----------
                                            3,173,000           3,101,000

  Less accumulated depreciation
    and amortization                        2,952,000           2,809,000
                                           ----------          ----------
      Net Property and Equipment              221,000             292,000

Certificate of Deposit                        150,000             150,000

Other Assets                                   53,000              57,000
                                           ----------          ----------

Total Assets                               $1,934,000          $2,212,000
                                           ----------          ----------
                                           ----------          ----------

See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             SEPTEMBER 30,        DECEMBER 31,
                                             -------------        -----------
                                                 1998                1997
                                                 ----                ----
                                             (UNAUDITED)
Liabilities and Shareholders' Equity

Current Liabilities:
  Trade accounts payable                      $   237,000          $   251,000

  Accrued liabilities:
    Payroll, compensation and
      related expenses                            129,000              290,000
    Other                                         281,000              211,000
  Current maturities of long-
    term debt                                      38,000               38,000
                                              -----------          -----------
    Total Current Liabilities                     686,000              790,000

Long-Term Debt, less current
  maturities                                       24,000               54,000
                                              -----------          -----------
    Total Liabilities                             709,000              844,000

Minority Interest                                       -                5,000

Shareholders' Equity
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                                         -                    -
  Common stock, $0.01 par value,
    shares authorized, 10,000,000;
    issued and outstanding 3,257,315
    and 1,590,649                                  33,000               16,000
  Additional paid-in capital                    3,055,000            2,397,000
  Accumulated deficit                          (1,841,000)          (1,027,000)
  Translation Adjustment                          (23,000)             (23,000)
                                              -----------          -----------
    Total Shareholders' Equity                  1,225,000            1,363,000
                                              -----------          -----------
Total Liabilities and
  Shareholders' Equity                        $ 1,934,000          $ 2,212,000
                                              -----------          -----------
                                              -----------          -----------

See accompanying notes to consolidated financial statements.

               BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                       Three Mos. Ended Sept. 30,             Nine Mos. Ended Sept. 30,
                                     ------------------------------        ------------------------------
                                         1998               1997               1998               1997
                                     -----------        -----------        -----------        -----------
Sales of Services                    $ 1,506,000        $ 1,945,000        $ 4,843,000        $ 5,207,000

Cost of Services Sold                  1,207,000          1,456,000          3,848,000          4,121,000
                                     -----------        -----------        -----------        -----------

Gross Profit                             299,000            489,000            995,000          1,086,000
                                     -----------        -----------        -----------        -----------

Selling, General and
 Administrative Expenses                 497,000            439,000          1,817,000          1,303,000
                                     -----------        -----------        -----------        -----------

Operating Income (Loss)                 (198,000)            50,000           (822,000)          (217,000)

Other Income (Expense):
   Interest income                         5,000              7,000             20,000             26,000
   Interest expense                       (3,000)            (4,000)            (9,000)           (14,000)
   Translation gain (loss)               (16,000)             2,000            (20,000)           (14,000)
   Other                                  (1,000)             2,000             11,000              5,000
                                     -----------        -----------        -----------        -----------

Total Other Income (Expense)             (15,000)             7,000              2,000              3,000
                                     -----------        -----------        -----------        -----------
Income (Loss) before Income
   Taxes and Minority Interest
   in Loss of Subsidiary                (213,000)            57,000           (820,000)          (214,000)

Minority Interest in Loss
 of Subsidiary                                 -             13,000              6,000             32,000
                                     -----------        -----------        -----------        -----------

Net Income (Loss)                    $  (213,000)       $    70,000        $  (814,000)       $  (182,000)
                                     -----------        -----------        -----------        -----------

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                     ------------------------------        ------------------------------
                                         1998               1997               1998               1997
                                     -----------        -----------        -----------        -----------
Per Share Data:

  Net Income (Loss) per share:

    Basic                            $      (.07)       $       .04        $      (.31)       $      (.11)
                                     -----------        -----------        -----------        -----------
                                     -----------        -----------        -----------        -----------
    Diluted                          $      (.07)       $       .04        $      (.31)       $      (.11)
                                     -----------        -----------        -----------        -----------
                                     -----------        -----------        -----------        -----------

Weighted average common shares
  outstanding

    Basic                              3,257,315          1,633,792          2,609,167          1,603,050
                                     -----------        -----------        -----------        -----------
                                     -----------        -----------        -----------        -----------
    Diluted                            3,257,315          1,784,807          2,609,167          1,603,050
                                     -----------        -----------        -----------        -----------
                                     -----------        -----------        -----------        -----------


See accompanying notes to consolidated financial statements.

               BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (UNAUDITED)

                                                  THREE MOS. ENDED SEPT. 30,                NINE MOS. ENDED SEPT. 30,
                                                 -----------------------------           -----------------------------
                                                   1998                1997                 1998                1997
                                                 ---------           ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for
 the period                                      $(213,000)          $  70,000           $(814,000)          $(182,000)
Items not affecting cash
  Non cash charge related to
         issuance of common stock                        -                   -             183,000                   -
  Depreciation and amortization                     48,000              72,000             143,000             212,000
  Bad debt expense                                   6,000               6,000              18,000              18,000
  Minority interest share in loss
    of subsidiary                                        -             (13,000)             (5,000)            (32,000)
  Other                                              1,000                   -               2,000              23,000
  Decrease (increase) in operating
    assets net of operating
    liabilities                                   (306,000)            (25,000)           (344,000)            (94,000)
                                                 ---------           ---------           ---------           ---------

  Cash Provided by (used in)
    Operating Activities                          (464,000)           (110,000)           (817,000)            (55,000)
                                                 ---------           ---------           ---------           ---------

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and
  equipment                                        (31,000)            (52,000)            (72,000)           (194,000)
                                                 ---------           ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of certificate
  of deposit                                             -            (150,000)                  -            (150,000)
Sale of common stock                                     -                   -             492,000                   -
Exercise of stock options                                -                   -                   -              37,000
Reduction in long-term debt                         (8,000)            (14,000)            (30,000)            (46,000)
Increase (decrease) in short
  term borrowing                                         -             (26,000)                  -                   -
Minority interest contributions                          -               9,000                   -              59,000
                                                 ---------           ---------           ---------           ---------
  Cash provided by (used in)
  Financing Activities                              (8,000)           (181,000)            462,000            (100,000)
                                                 ---------           ---------           ---------           ---------

Increase (Decrease) in cash                       (503,000)           (123,000)           (427,000)           (349,000)

Cash and cash equivalents
  - beginning of period                            600,000             577,000             524,000             803,000
                                                 ---------           ---------           ---------           ---------

Cash and cash equivalents
  - end of period                                $  97,000           $ 454,000           $  97,000           $ 454,000
                                                 ---------           ---------           ---------           ---------
                                                 ---------           ---------           ---------           ---------

See accompanying notes to consolidated financial statements.

               BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                        INCREASE (DECREASE) IN CASH
                                (UNAUDITED)
                                (CONTINUED)

                                     THREE MOS. ENDED SEPT. 30,               NINE MOS. ENDED SEPT. 30
                                   -----------------------------           -----------------------------
                                      1998               1997                 1998               1997
                                   ---------           ---------           ---------           ---------
Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables                $(169,000)          $(150,000)          $ (42,000)          $   7,000
  Other current assets               (55,000)                  -            (199,000)            (38,000)
  Accounts payable and
    accrued liabilities              (82,000)            104,000            (103,000)             51,000
  Income tax payable                       -                   -                   -             (49,000)
  Other                                    -              21,000                   -             (65,000)
                                   ---------           ---------           ---------           ---------

Total - net                        $(306,000)          $ (25,000)          $(344,000)          $ (94,000)
                                   ---------           ---------           ---------           ---------
                                   ---------           ---------           ---------           ---------


Cash paid during the
  period for interest              $   3,000           $   4,000           $   6,000           $  14,000
                                   ---------           ---------           ---------           ---------
                                   ---------           ---------           ---------           ---------

Cash paid during the
  period for income taxes          $    -              $    -              $    -              $  49,000
                                   ---------           ---------           ---------           ---------
                                   ---------           ---------           ---------           ---------

See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries, as of September 30, 1998 and the results of their operations and their cash flows for the three months and the nine months ended September 30, 1998 and 1997. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1997 audited financial statements of Barringer Laboratories, Inc. and Subsidiaries included in its Annual Report on Form 10-KSB for the year ended December 31, 1997. The Form 10-KSB should be read in conjunction herewith.

2.   ACCOUNTING POLICIES

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of compre-hensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130 in the first quarter of 1998 and there was no effect on the financial statements.

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

     For the three months and for the nine months ended September 30, 1998, option and warrant exercise prices exceeded the average market prices of the common stock. Dilutive common stock equivalents of 214,100 and 240,117, respectively, were not included in the computation of diluted per share data because their effect was antidilutive. For the three months ended September 30, 1997, 151,015 net common stock equivalents were dilutive and are included in calculating diluted weighted average common shares outstanding. For the nine months ended September 30, 1997, net common stock equivalents of 207,814 were antidilutive.

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

3.   INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

     At September 30, 1998, the Company has alternative minimum tax credits of approximately $16,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $4,086,000. Such net operating loss carryforwards expire in varying amounts from 1998 to 2006 and are subject to certain limitations under the Internal Revenue Code.

     As of September 30, 1998, a valuation allowance has been recorded, as Management of the Company is not able to determine that the deferred tax asset will be realized. The Company has recorded a valuation allowance primarily related to the uncertainty of realizing operating loss carryforwards subject to limitation under the Internal Revenue Code of 1986, as well as uncertainties relating to the EPA investigation, as described in Note 4, and its possible impact on the financial position of the Company.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   UNCERTAINTY

     In early 1998, the Company learned that certain employees in one section of its environmental laboratory did not consistently follow laboratory procedures as set forth in the Company's Standard Operating procedures and applicable test methods. Management believes the employee practices in question may have affected a small percentage of the soil and water test results reported to clients of the environmental laboratory. The company then commenced an internal investigation, engaged outside advisors to assist in the investigation and initiated corrective actions. In addition, the Company informed the United States Environmental Protection Agency ("EPA") of its' investigation and its' corrective action program.

     Corrective action completed to date by the Company includes: review and revision of relevant standard operating procedures; expansion of analyst training; expansion of its Quality Assurance Program, including the establishment of periodic external audits; establishment of an Ethical Work Practices and Data Integrity Policy, and completion of 12 hours of ethics training for all staff in the environmental laboratory.

     EPA representatives have conducted an investigation into this matter in accordance with Agency policy towards voluntary disclosures of this type. The company cooperated fully with the Agency in this process. Depending on the conclusions reached by the EPA and other factors, it is possible that the Company could be subject to penalties and other sanctions that could be substantial, and that the company could face other liabilities. It remains impossible to predict the ultimate outcome of this uncertainty. To date, no agency or other party has brought any action or proceeding against the Company in connection with this matter.

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

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   SALE OF COMMON STOCK

     Effective April 13, 1998, the Company completed the sale of 1,666,666 shares of restricted common stock at a price of $.30 per share ($500,000) to provide additional working capital. The shares were issued at less than the per share market transactions at the effective date. The difference between the per share transaction price, as adjusted for dilution, and the issuance price has been recorded as a $183,000 non cash charge and is included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations for the three months and for the nine months ended September 30, 1998. Among the subscribers are three members of the Company's board of directors, two of whom are already significant stock-holders. The Company claims exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998

Sales of services for the three months ended September 30, 1998 of $1,506,000 are 77% of prior year third quarter sales of $1,945,000. Environmental Division 1998 third quarter sales of $938,000 are 80%, down $232,000, versus third quarter 1997 sales. Mineral Division 1998 third quarter sales of $568,000 are down 27% or $207,000 as compared to third quarter of 1997.

Radiochemistry laboratory sales of $547,000 for the third quarter represent an increase of 5% over the same period in 1997. Inorganic and organic laboratory third quarter sales of $277,000 and $116,000, are lower versus the same period of last year by 10% and 66%, respectively. The strong level of radiochemistry sales in the first half of 1998 partially relates to 1997 large one-time projects which required the resources of the laboratory in 1997. This caused work for other customer projects to be delayed and completed in the first quarter of 1998. Sales in both the inorganics and organics laboratories in 1997 were significantly impacted by large nonrepetitive contracts. If 1997 sales were adjusted to eliminate those projects, 1998 sales in comparison would have increased slightly. The Company continues to focus its' attention on the low level radiation testing market.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)


Mineral Division third quarter sales were down versus 1997 by 27%. The major decline in mineral exploration activity starting in 1997 has had a negative worldwide impact on the entire mineral testing industry. The mix of sales in the quarter was heavily weighted to Central America and Mexico, where production costs are lower, while sales generated in the U.S. continue to be depressed.

The low price of gold has slowed exploration throughout the world but particularly in the United States. As the gold exploration industry migrates out of North America, sales from Latin America and other countries are expected to become an increasingly important part of the Company's business.

Gross profit as a percentage of sales for the three months ended September 30, 1998 of 20% is 5% (points) lower than 1997 for the same period. The gross margin deterioration is primarily attributable to the Mineral Division which experienced margin deterioration of 16% (points) in the third quarter of 1998 as compared to the same period in 1997. The margin percentage reduction can be traced to a lower overall sales volume with relatively level fixed costs. Start-up and incremental fixed costs associated with the facilities in Mexico, Central America and Peru exacerbates the situation.

Selling, general and administrative expenses in the third quarter of 1998 are higher by $58,000 than the third quarter of 1997 principally due to professional fees related to the investigation as discussed further under "Capital Resources and Liquidity".


NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales of services for the nine months ended September 30, 1998 totaled $4,843,000 a decrease of $364,000 (7%) as compared to the same period in 1997. Environmental Division sales for the nine months of $2,729,000 was slightly below 1997 levels. Mineral Division sales of $2,114,000 represented a decrease of $296,000(12%) versus the same period of 1997.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS



NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

Revenues within the Environmental Division were led by radiochemistry laboratory sales which were up over 1997 by 27%. The inorganic and organic laboratory sales are down as compared to 1997 by 13% and 48%, respectively. Radiochemistry sales levels were assisted by a concentration of efforts in 1997 due to nonrecurring projects that caused other customer work to be completed and billed in 1998. Inorganic and organic sales are significantly lower than 1997 because of the large nonrecurring projects in 1997. This work severely impacted the resources of the laboratories. Consequently, the Company is concentrating on the low level radiation market and on providing a smoother flow of business through the laboratories versus the large one time projects.

While Mineral Division sales were up 2% in the first quarter, the second quarter experienced a drop in revenues of 11% and the third quarter sales continued the decline with a 27% decrease versus the comparable periods in 1997. Sales for the nine months as compared to the same period in 1997 declined 12%. The mix of sales continued to be heavily weighted towards Central America and Mexico, while revenues from exploration in the United States continued to be significantly depressed. The wet season, which normally depresses exploration activity,was exacerbated by El Nino both in the United States and in Peru. The low price of gold continues to have a major depressing impact on the exploration industry in general and specifically encourages exploration in less costly areas in Mexico, Central America and South America.

Gross profit as a percentage of sales for the period of 21% is the same as last year after being better than last year by 3% (points) for the first six months. Third quarter gross profit of 20% declined by 5% (points) from 1997. Environmental gross margins have steadily improved each quarter as compared to 1997 to 30% (points) in the third quarter and 25% (points) for the nine months, an increase of 7% (points) versus 1997. Mineral Division gross margins have declined versus last year and prior quarters to 15% (points) for the nine months a decrease of 9% (points) from the same period in 1997. The deterioration is due to reduced revenues coupled with the costs associated with the expansion into Mexico, Central America and Peru.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)


Selling, general and administrative expenses increased over 1997 principally due to the non cash charge of $183,000 associated with the sale of common stock (Note 5 of the Notes to Consolidated Financial Statements) and professional fees associated with the investigation as discussed further under "Capital Resources and Liquidity".


CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents of $97,000 at September 30, 1998 decreased by $427,000 from $524,000 at December 31, 1997. Financing activities generated net cash of $462,000 for the nine months ended September 30, 1998 principally from the sale of common stock. Operations used cash of $817,000 for the nine months ended September 30, 1998, primarily due to the losses for the period and an increase in net operating assets of $344,000. Cash decreased $503,000 in the third quarter to $97,000. The decrease was primarily due to the net loss in the quarter of $213,000 and a $306,000 increase in net operating assets.

In light of the investigation of certain laboratory procedures that were not correctly followed, see Note 4 to the consolidated financial statements, the Company has taken broad corrective action measures. Depending on the conclusions of the EPA and other factors, it is possible that the Company could be subject to penalties or other sanctions that could be severe, and that the Company could face other liabilities. It remains impossible to predict the ultimate outcome of this uncertainty. While Management believes that the steps it has taken to date should mitigate any adverse consequences to the Company, the total cost of the investigation incurred through September 30, 1998, has been approximately $322,000. The eventual cost of the ongoing investigation and any associated liabilities may have a material adverse impact on the operations and financial position of the Company. The Company's 1998 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)


Effective April 13, 1998, the Company completed the sale of 1,666,666 shares of restricted common stock at a price of $.30 per share ($500,000) to provide additional working capital. The shares were issued at less than the per share market transactions at the effective date. The difference between the per share transaction price, as adjusted for dilution, and the issuance price has been recorded as a $183,000 non cash charge and is included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations for the nine months ended September 30, 1998. Among the subscribers are three members of the Company's board of directors, two of whom are significant existing stockholders. The cash from this sale was received in the second quarter.

In addition to the working capital provided from the sale of common stock, the Company anticipates that additional future cash requirements will be satisfied by sales of services, reductions in cost of services sold, secured borrowing or factoring of accounts receivable and/or the sale of additional equity securities.

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


INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

At September 30, 1998, the Company has approximately $16,000 of alternative minimum tax credits and unused net operating loss carryforwards of approximately $4,086,000. The alternative minimum tax credits have no expiration date and the loss carryforwards expire in varying amounts from 1998 to 2006 and are subject to certain limitations under the Internal Revenue Code.

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

The Company has established an internal year 2000 team to examine and resolve other potential year 2000 issues relating to the instrumentation used in the Company's laboratories and other systems such as security, communications and software. Management believes that the costs associated with resolving any potential year 2000 issues associated with these systems will not be material.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES


PART II


OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. Information to be included herein is in Note 4 to the Consolidated Financial Statements hereof.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. Information to be included herein is in Note 5 to the Consolidated Financial Statements.

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



                          BARRINGER LABORATORIES, INC.
                                  (REGISTRANT)


     Date: November 20, 1998           By: /s/ J. Graham Russell
           -----------------              -------------------------------
                                          J. Graham Russell
                                          President and C.E.O.