Form 10KSB40
period 1998-12-31
BARRINGER LABORATORIES INC
filed 1999-04-15
CIK 859463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     [X]  ANNUAL REPORT under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998
                                       OR
     [ ] TRANSITION REPORT Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
     For the transition period from _________ to ____________
     Commission File Number 0-8241

                          BARRINGER LABORATORIES, INC.
     ---------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          DELAWARE                                         84-0951626
-------------------------------                      -----------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)

15000 WEST 6TH AVENUE, SUITE 300, GOLDEN, COLORADO         80401-5047
--------------------------------------------------         ----------
     (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code   (303) 277-1687
                                               -------------------

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The issuer's net revenues for the fiscal year ended December 31, 1998 were $6,240,000.

The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the most recent trading date (April 8, 1999), is $1,640,718.

Number of shares outstanding as of April 8, 1999, of Common Stock, $.01 par value - 6,562,871.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes         No   X
    ---         ---
                                            PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Statements made or incorporated in this report include a number of forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. The Company wishes to caution readers that forward-looking statements involve known and unknown risks, uncertainties and other factors, as discussed herein and in other materials filed by the Company with the Securities and Exchange Commission. Such risks, uncertainties and other factors may cause actual results, performance or achievements of the Company to differ materially from those anticipated and expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

(a)  COMPANY DEVELOPMENT

Barringer Laboratories, Inc. (the "Company") provides analytical services to the environmental services and mineral exploration industries. The Company was organized under Delaware law in December 1988 to conduct the laboratory business previously conducted by Barringer Technologies, Inc. ("BTI"), the Company's founder.

The Company's principal executive office is located at 1500 West 6th Avenue, Suite 300, Golden, Colorado. This location is also the site of the Company's environmental testing laboratory. The Company also maintains a full service mineral assay and geochemistry laboratory in Reno, Nevada.

In October, 1993, the Company formed a wholly owned Mexican subsidiary, Barringer Laboratorios de Mexico S.A. de C.V. ("BLM"), which owns and operates a 5,000 square foot sample preparation laboratory in Hermosillo, Sonora. In October, 1998, BLM upgraded a former sales office in Durango City, Durango into a 6,500 square foot sample preparation laboratory.

In November, 1996, the Company entered into an agreement with Servicios Ecologica S.A. ("SESA"), the Peruvian subsidiary of a Canadian environmental services company, and Dr. Clifton Farrell, to form a Peruvian subsidiary of the Company, Barringer Laboratories Del Peru S.A. ("BLP"). The Company owns 67% of the common stock of BLP, SESA 28% and Dr. Farrell the remaining 5%. During 1997, BLP established a 4,400 square foot sample preparation laboratory in Lima.

In July, 1997, the Company established a wholly owned subsidiary in Nicaragua, Barringer Laboratorios de Nicaragua, S.A. ("BLN"). Between July, 1997 and March, 1999 BLN operated a 7,000 square foot sample preparation laboratory in Managua, primarily serving a single major customer with a large exploration program in Nicaragua. In May, 1998, BLN established a second sample preparation laboratory on the site of this customer's exploration property at La Rosita. Due to the temporary cessation of this customer's exploration activity in Nicaragua, both of these facilities have been closed down and the equipment is currently in storage at the customer's mine site in Nicaragua pending a resumption of exploration work.

In November, 1998, the Company established a branch office in Medellin, Colombia which then assumed the assets and operations of an approximately 4,000 square foot sample preparation laboratory formerly owned and operated by a major customer.

Also in November, 1998, the Company acquired the customer base and entered into a noncompete agreement with Shasta Geochemistry Laboratory, Inc. ("Shasta"), a small mineral testing company based in Redding, California. The former Shasta business has been consolidated into the Company's mineral testing operation in Reno and the former Shasta laboratory in Redding closed down.

(b)  DESCRIPTION OF THE COMPANY'S BUSINESS

OVERVIEW OF SERVICES PROVIDED

The Company provides analytical testing operations through two divisions:

     ENVIRONMENTAL DIVISION

     The Company performs independent analytical testing services for governmental agencies, engineering consulting firms, industrial companies and other entities involved in environmental monitoring programs and the treatment and management of hazardous waste. The market for the Company's services results primarily from its customers' need to comply with United States Federal, state and local environmental regulations. The Company conducts a modest amount of work for customers required to comply with similar environmental regulations in other countries. Customers typically rely heavily on independent laboratories such as the Company to support their efforts to comply with these regulations.

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

          Testing for organic chemical contaminants such as hydrocarbons, pesticides, herbicides, polychlorinated biphenyls (PCBs), and polynuclear aromatics (PNAs).

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

     The Company's environmental laboratory also has the ability to analyze mixed wastes: i.e. waste materials that are co-contaminated with both chemical and radioactive contaminants. In 1998, radiochemistry comprised approximately 60% of the environmental laboratory's work, inorganic analysis 26.5% and the balance organics analysis. Even though the Company's environmental laboratory has the ability to perform organic and inorganic chemical analysis for a wide range of potential customers with environmental compliance needs, most of this business is related to, or supportive of, the Company's radiochemistry activity. During 1998 the Environmental Division processed samples for 287 customers.

     MINERAL DIVISION

     The Company's mineralogical and geochemical testing activities are provided largely in support of the exploration programs of mining companies. The historical focus of the Mineral Division's business has been the precious metal mining companies, principally gold miners. The Company is now conducting an increasing amount of work for base metal mining companies. The mineral laboratory is equipped to perform precious metal fire assays as well as geochemical determination of trace quantities of "pathfinder" metals such as lead, zinc, copper and others. Cyanide leach tests for characterizing the metallurgical properties of gold ores are also conducted. The mineral laboratory also includes a metal assay laboratory for the analysis of high concentrations of base metals such as copper, lead, iron and zinc. Supporting the Reno laboratory are sample preparation laboratories in Hermosillo and Durango, Mexico; Managua, Nicaragua (temporarily closed); Lima, Peru; and Medellin, Colombia. Most of the Mineral Division's work originated outside the United States in 1998.

          SALES BY DIVISION

          The following table sets forth sales by Division for the past two fiscal years (in thousands $).

                                                      1998            1997
                                                      ----            ----
               ENVIRONMENTAL DIVISION
                       Radiochemistry               $2,226          $1,935
                       Organic Analysis                478             947
                       Inorganic Analysis              977           1,160
                                                    ------          ------
                       TOTAL ENVIRONMENTAL          $3,681          $4,042
                                                    ------          ------
               MINERAL DIVISION
                       United States                $  336          $1,295
                       Latin America                 1,843           1,378
                       Spain                           380             464
                                                    ------          ------
                       TOTAL MINERAL                $2,559          $3,137
                                                    ------          ------
                       TOTAL COMPANY                $6,240          $7,179
                                                    ------          ------
                                                    ------          ------

CUSTOMER BASE AND MARKETING ACTIVITIES

While the market for environmental testing services is widely distributed across the United States, the Company's special expertise in radiochemistry means that its Environmental Division's customers are widely scattered geographically. They include environmental consulting engineering firms, hazardous and low level radioactive waste treatment/disposal companies, public utilities, industrial companies (including mining companies) and various Federal, state and local government agencies.

In 1998, the Environmental Division had 287 customers, of which the three largest accounted respectively for 19.6%, 17.7% and 4.0% of the Division's total revenues. The Division's top 10 customers accounted for 56% of total revenues. The loss of either of its top two customers would represent a material adverse development for the Company and would probably result in a downsizing of its environmental laboratory, at least on a temporary basis.

The Mineral Division's customers are also widely distributed geographically and consist largely of precious metal mining companies. The Mineral Division had approximately 100 customers in 1998, the three largest of which accounted respectively for 39.6%, 14.8% and 3.4% of the Division's total revenues. The largest of these customers, which contributed over 50% of the Division's business during the first 6 months of 1998, also accounted for 3% of the Environmental Division's 1998 revenues. Financial problems caused this customer to shut down its Central American exploration program in September 1998. This, in turn, led to a downsizing of the Company's main mineral testing laboratory in Reno and, in early 1999, to closure of the Company's two sample preparation facilities in Nicaragua. There is no material current business from that customer. As of April 8, 1999, neither of the Company's operating divisions is subject to a lost-customer risk of this magnitude.

The Company's customers initially award contracts for analytical work, or major analytical projects, on the basis of responses to a competitive bidding process. However, in both of the Company's main markets, customers are strongly inclined to award continuing repeat business to vendors with which they are satisfied according to three key criteria: (a) accuracy of the analytical data provided;
(b) quality of customer service and (c) price.

The Company maintains a small, highly qualified group of technical sales staff, who conduct much of their activity by telephone and mail, particularly as it relates to the competitive bidding process that dominates both of the Company's main markets for new contracts and projects. However, these sales staff are devoting increasing amounts of their time to sales trips to visit key customers and potential customers in different geographic regions of the United States, and, in the case of the Mineral Division, Mexico, Peru, Nicaragua and other Latin American countries.

The Company also maintains senior project management staff in both Divisions whose tasks are to ensure that the technical requirements of incoming work are well defined and that customers are updated on the status of work or projects currently in progress in the Company's laboratories.

The Company is an exhibitor at a small number of trade shows each year. These shows are chosen for their relevance to the Company's areas of particular expertise and include hazardous waste industry conferences (particularly those focusing on the nuclear industry) and mining industry symposia. Recently, the Company has made a number of technical presentations at major mining industry conferences as a means of promoting its capabilities. The Company is active in a number of trade associations and other industry forums as a means of promoting its visibility and technical expertise.

Given the specialized nature of the Company's analytical activities, Management does not believe that print advertising is a productive channel for attracting new business and, therefore, devotes few resources to this form of promotional activity. However, the Company has established a website on the Internet which is updated regularly with new developments in the company that may be of interest to its customers.

INTERNATIONAL ACTIVITIES

During the past several years, the mining companies, which are the primary customers of the Company's Mineral Division, have reduced their exploration activities in North America, focusing increasingly on Latin America where resource yields are often higher and environmental impediments to exploration and extraction work less severe. For example, gold cash production costs are in the range of $65-120 per ounce in many Latin American countries compared with $200-300 per ounce in North America. Since 1993, the Company's Mineral Division has taken successful steps to maintain its standing in this changing market by establishing local operations to service the exploration programs of its customers in countries outside North America. Specifically:

     In October, 1993, the Company established a 5,000 square feet sample preparation laboratory in Hermosillo, Sonora, Mexico, owned and operated by its wholly owned Mexican subsidiary, BLM. In October, 1998, BLM expanded its capability in Mexico by upgrading a former sales office in Durango City, Durango to a 6,500 square foot sample preparation laboratory.

     In November, 1996, the Company established a 4,400 square feet sample preparation laboratory in Lima, Peru, owned and operated by its 67% owned Peruvian subsidiary, BLP.

     In July, 1997, the Company established a 7,000 square feet sample preparation laboratory in Managua, Nicaragua, owned and operated by its wholly owned Nicaraguan subsidiary, BLN. This was supplemented in May, 1998, with a portable sample preparation laboratory located at La Rosita. Both of these facilities are temporarily closed and the equipment in storage pending a resumption of exploration activity by the Company's main customer in Nicaragua.

     In November, 1998, having established a branch office in Colombia, the Company took over the assets and operation of a 4,000 square foot sample preparation laboratory previously owned by a major customer in Medellin.

All of these sample preparation facilities are equipped with drying ovens and rock crushing equipment for pulverizing the drill cores received from customers in these countries. Following homogenization of the crushed rock samples, representative samples are airfreighted to the Company's analytical laboratory in Reno for fire assay and/or geochemical analysis.

The Company has utilized its presence in these Latin American markets to develop additional business for its Environmental Division. North American mining and other industrial corporations wishing to conduct business in these countries are typically required to conform to environmental standards similar to those prevailing in North America. The absence of high quality laboratories in these countries generally requires that analytical work associated with meeting these standards be sent to North American laboratories. The proportion of the Company's environmental work originating in Latin America amounted to approximately 3% of the Company's total 1998 environmental revenues.

Management believes that it is important to protect and improve its position in the mineral exploration market in North America (notably Nevada), but that it will be equally necessary to expand its presence in other countries as the worldwide mineral exploration industry continues to diversify away from its traditional geographical locations. However, political unrest or severe economic or financial disruption (e.g. inflation, currency fluctuations) in any of the countries in which the Company has established, or might in the future establish operations, could compromise the viability of its operations in those countries.

ENVIRONMENTAL COMPETITION

Management believes that the size of the U.S. environmental and hazardous waste testing market exceeds $1 billion annually and that it is served by as many as 1,000 independent analytical laboratories. Most firms competing in this highly fragmented market utilize similar instrumentation and analytical methods, and have comparable technical capability to that of the Company. Many are considerably larger and may have significantly greater financial resources than the Company.

Since 1991, the U.S. market for environmental testing services has been characterized by significant overcapacity. Accordingly, while a reputation for producing accurate data, rapid response to customer requirements and an ability to meet tight turnaround standards are important competitive factors, most competition has been based largely on price. Over the past seven years, prices in some segments of this market have declined by as much as 60%.

There have been a number of attempts to achieve dominance in this industry through consolidation strategies, but, to date, none have succeeded in creating a financially successful company with significant market share. During the last two years, several of the larger environmental laboratory groups have either filed for protection under Federal bankruptcy laws or significantly downsized their operations through laboratory closures. Many smaller firms have also closed down. Current industry reports suggest that as much as 15 - 20% of the industry's capacity has been eliminated in the past two years.

While there can be no assurance that there will be any improvement in the competitive conditions prevalent in the market over the past several years, or that new competitors will not emerge, management believes that the market may be returning to a more stable supply/demand position.

While the Company's Environmental Division does conduct a portion of its business in the general market for environmental chemistry services, its particular reputation and expertise lie in radiochemical analysis. Within the overall market, radiochemistry is a niche segment in which there are no more than 10 - 15 major competitors nationwide. Management believes that the market for radiochemistry services offers long term, stable work prospects because the technical issues involved in the clean-up of low level radioactive waste tend to be inherently more complex than those encountered in the remediation of non-radioactive chemical waste.

The Department of Energy has made it clear that the clean-up of many of its radioactively contaminated sites will take at least 20 years, during which time there will be a steady flow of work for competent contractors including analytical laboratories such as the Company's. Management believes that a further long term business opportunity may be developing in the radiochemistry segment associated with the decommissioning of the country's over 100 nuclear power plants, which are reaching the end of their technical and economic lives.

The Company also believes that its growing presence and reputation in the exploration-related mineral testing market in Latin America represents an opportunity to secure an increasing amount of environmental work from this region.

MINERAL COMPETITION

The market for mineral assay services is considerably smaller than that for environmental testing services, both inside and outside the United States. There are several competitors with a much larger market share than that of the Company. Two of these competitors are subsidiaries of large, multi-dimensional testing firms with resources significantly greater than those of the Company.

Following several years of strongly increasing activity, the mineral exploration industry has suffered a severe downturn since about the middle of 1997. This was caused in part by low prices for gold and other metals (exacerbated by the economic downturn in developing Asian economies, which are major consumers of base metals such as copper, lead and zinc). Also contributing to the exploration cutbacks was a shortage of investment capital, largely caused by a loss of confidence in the junior mining companies brought about by the Bre-X episode, a massive gold mining fraud in Indonesia exposed in early 1997. Current industry reports suggest that worldwide mineral exploration activity in 1999 will be 40% below the levels of 1996 and early 1997.

During the last 10 years, the mining industry has refocused its exploration efforts on Latin America and, to a lesser extent, Asia and Africa, at the expense of North America. The Company has, as mentioned earlier, taken a number of steps in recent years to position itself to take advantage of the opportunity in the Latin

American market. The Company's experience is that the key to success in this process is an ability to respond quickly to customers' changing geographical requirements while maintaining quality in its operations and services.

Given the downturn in the overall mineral exploration market and the general shift of exploration activity out of North America, many of the smaller laboratory companies serving this traditional market are finding themselves under increasing price and volume pressure. Management believes that these difficult market conditions may provide an opportunity for the Company to acquire the business of some of these competitors and expand its share of the North American market. The Shasta acquisition mentioned above was an example of this type of opportunity.

While there is no assurance that the market for exploration-related mineral testing will continue to grow in Latin America, the Company has a well established operational and financial formula for establishing sample preparation facilities in these countries quickly and cost-effectively, and for finding competent local technical and managerial staff who can maintain the Company's quality standards. Management believes that this capability should allow it to secure and maintain a greater share of this market as the mining industry continues to expand outside North America and that this business formula can be extended to other regions of the world where mineral exploration activity is increasing, most notably Africa and Asia (including the former Soviet Union countries). No specific plans have been made for expansion into other foreign markets beyond Latin America.

During 1998, the Mineral Division began to offer a number of ancillary services to its mining industry customers. These include a geochemical analytical technology (licensed from a third party company) for assisting in the identification of mineralization that is buried under hundreds, or even thousands, of feet of transported overburden; and geochemical data processing services. While these services have begun to generate a small amount of revenue in their own right, the Company's objective is to try to distinguish itself from its industry competitors by providing additional "value-added" services with a view to expanding its relationships with the major mining companies to all stages of the mineral exploration process.

LICENSES AND PERMITS

The Company's environmental laboratory requires a number of licenses, certifications and accreditations in order to provide the range of analytical services it deems necessary to compete effectively in its target markets. These are issued by Federal and state environmental agencies, private accrediting bodies and private industrial corporations. The Company devotes significant resources to the maintenance of these licenses and certifications, which are typically renewable on an annual or other periodic basis.

During the course of the next two years, the Company will be required to secure accreditation under the National Environmental Laboratory Accreditation Program ("NELAP"), a recently promulgated national standard of accreditation for environmental laboratories designed to reduce the number of separate accreditation systems to which laboratories are currently subject. Securing NELAP accreditation (which is based largely on the ISO Guide 25 standard for laboratory accreditation) will require a major investment of time and effort, including the use of outside consulting services. However, because NELAP is intended to be reciprocal among participating states, Management believes that, once this accreditation is secured, it will reduce the Company's total cost of maintaining the necessary Federal and state licenses and accreditations.

In early 1999, the Toronto Stock Exchange and Ontario Securities Commission finalized a series of recommendations to raise the disclosure standards of mining companies trading on Canadian stock exchanges. The report included a recommendation that mineral testing laboratories conducting work for Canadian mining companies be required to secure accreditation to ISO Guide 25 standards within the next 5 years. The report made it clear that it expects this accreditation process to become a de facto global standard. Management believes it essential that the Company's Mineral Division secure this accreditation within the next 12 - 18 months in order to maintain its share of business with Canadian mining company customers, and estimates that it will require a minimum investment of $50,000 in outside consulting assistance to upgrade procedures and quality assurance systems in the Mineral Division.

During 1998, the Company reached agreement with Barringer GeoSystems (a company owned by a board member) to license, on an exclusive basis, a geochemical analytical technology for identifying mineralization that lies buried under layers of transported overburden. The Company is actively promoting this technology and has secured work from several major mining companies. The agreement with Barringer GeoSystems provides for a renegotiation of the licensing arrangement in the event the volume of business reaches a certain level in the future.

REGULATION

The environmental side of the Company's activities is regulated by the Environmental Protection Agency, the Nuclear Regulatory Commission and the Occupational Safety and Health Agency. Most of these regulations concern the analytical methods used in the laboratory, maintenance of a safe working environment, and the proper disposal of used samples and laboratory waste.

The mineral testing side of the Company's activities is less heavily regulated but is also required to conform to Federal and local regulations concerning safe working conditions and the disposal of waste material from its operations. The Company is not aware of any new regulatory initiatives which, if adopted, would impose significant incremental costs on the Company. However, the current Canadian initiative to establish an accreditation system for mineral testing laboratories (see above) may eventually lead to some form of regulatory oversight which could impose a financial cost upon the Company.


EMPLOYEES

As of December 31, 1998, the Company had 123 employees of whom 110 were employed on a full time basis. The total number of staff employed in the United States was 94, of whom 81 were employed on a full time basis. Most of the Company's technical staff are degreed professionals, and Management believes the Company's reputation and ability to provide customers with high quality data and good service depend upon its ability to attract and retain highly qualified technical staff. None of the Company's employees are represented by any union and the Company considers its employee relationships to be satisfactory.

OTHER

The Company's business does not depend on the availability of raw materials, nor does the Company have any patents, trademarks, licenses (except for the license from Barringer GeoSystems, as discussed above), franchises, concessions, royalty agreements or labor contracts. The Company does not devote any significant efforts to research and development.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases office and laboratory space from unaffiliated parties as follows:

            Location                        Use              Square      Annual     Expiration
            --------                        ---              Footage      Lease        Date
                                                             -------     ------     ----------
15000 West 6th Avenue, Suite 300   Offices and
Golden, Colorado, USA              analytical services       17,800     $174,000   February 2001
                                   laboratory

5301 Longley Lane, Building E,     Offices and
Suite 178, Reno, Nevada, USA       analytical services       25,500     $194,000   September 2001
                                   laboratory

5301 Longley Lane, #24, Reno,      Storage space
Nevada, USA                                                   2,420      $13,800   February 2001

Blvd. Garcia Morales 829-A         Sample preparation
Bodega 2, Colonia La Manga,        laboratory                 5,200      $12,000   January 2000
Hermosillo, Sonora, Mexico

Carretera Panamericana Km 10445    Sample preparation
Durango, Durango, Mexico           laboratory                 6,500       $8,000   June 1999

Avenida Domingo Orue               Sample preparation
Surquillo, Lima 34, Peru           laboratory                 4,400      $24,000   Monthly

Calle 80 Sur N.47 D-65, L-106      Sample preparation
Sabaneta, Colombia                 Laboratory                 4,000      $24,000   Monthly

The Company believes that the office and laboratory space it currently leases is adequate for its current operations and is in operable condition.

ITEM 3.  LEGAL PROCEEDINGS

In early 1998, the Company learned that certain employees in one section of its environmental laboratory did not consistently follow laboratory practices as set forth in the Company's Standard Operating Procedures and applicable test methods. Management believes the employee practices in question may have affected a small percentage of the soil and water test results reported to clients of the environmental laboratory. The Company commenced an internal investigation, engaged outside advisors to assist in the investigation, and initiated a broad program of corrective actions. In addition, the Company informed the United States Environmental Protection Agency ("EPA") of its investigation and its corrective action program.

EPA representatives conducted an investigation into this matter in accordance with Agency policy towards voluntary disclosures of this type, and the Company cooperated fully in that process. To date, no agency or other party has brought any action or proceeding against the Company.

By letters dated December 24, 1998 and March 19, 1999, the EPA has informed the Company that it does not intend to take any civil or criminal enforcement action against the Company as a result of the matters reported by the Company. Management believes that the EPA investigation into this matter has concluded.

The Company is not a party to any material, pending, or threatening litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1998.

                                     PART II


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF OUTSTANDING COMMON STOCK

The Company's common stock is traded on the OTC Bulletin Board under the symbol BALB. On March 30, 1999, there were approximately 35 holders of record (both beneficial and nominee) of the common stock.

The following table sets forth the high and low bid quotations per share of common stock for each quarter of the years indicated. The prices represent quotations between dealers as reported by the NASDAQ and do not include retail markup, markdown or commission and may not necessarily represent actual transactions.

                                           Common Stock
                                        ------------------
                                        High           Low
                                        ----           ---
1997     First Quarter                 $3.13          $1.69
         Second Quarter                 3.00           1.88
         Third Quarter                  2.19           1.50
         Fourth Quarter                 1.94           1.50

1998     First Quarter                  1.375           .625
         Second Quarter                  .59375         .3125
         Third Quarter                   .5625          .34375
         Fourth Quarter                  .3125          .21875


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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, future capital needs, uncertainty of government contracts, uncertainties in revenue due to fluctuations in weather, and uncertainty concerning the future price of gold and other metals.

With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Capital Resources and Liquidity" include forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express management's belief, expectations or intentions regarding the Company's future performance or future events or trends. The Company wishes to caution readers that forward-looking statements involve known and unknown risks, uncertainties and other factors, as discussed herein and in other materials filed by the Company with the Securities and Exchange Commission. Such risks, uncertainties and other factors may cause actual results, performance or achievements of the Company to differ materially from those anticipated and expressed or implied by such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


RESULTS OF OPERATIONS

The following is a breakdown of consolidated operating results for the years ended December 31, 1998 and 1997.


                                            Consolidated
                                     --------------------------
                                         Years Ended 12/31
                                        1998           1997
                                    ---------------------------
Sales of Services                   $ 6,240,000      $7,179,000
Cost of Services Sold                 5,178,000       5,526,000
                                    ---------------------------

Gross Profit                          1,062,000       1,653,000

Selling, General and
  Administrative Expenses             2,485,000       1,819,000
  Corporate Realignment                    -            131,000
                                    ---------------------------
Operating Loss                       (1,423,000)       (297,000)

Other Income (Expense)                    5,000          18,000
Gain (Loss) on Disposal of  Assets       17,000         (87,000)
Minority Interest in the Loss
  of Subsidiary                           5,000          54,000
                                    ---------------------------
Net Loss                            $(1,396,000)      $(312,000)
                                    ---------------------------
                                    ---------------------------

1998 COMPARED TO 1997

Net sales for 1998 of $6,240,000 reflect a 13% decrease compared to 1997 sales of $7,179,000. The Environmental Division's 1998 sales fell by $361,000, or 8.9%, compared to 1997. This reduction in sales largely reflected the fact that 1997 sales were boosted in the second half of the year by two large, one-time projects. One of the Division's key objectives in 1998 was to smooth out the flow of work from month to month by avoiding such large projects which tend to have a disruptive effect on the operation's ability to provide a consistently high level of customer service.

Mineral Division's sales fell by $578,000, most of this reduction occurring in the second half of the year. Sales originating in the United States fell by $960,000, or 74%, compared with 1997, largely due to the reduction in mineral exploration work brought about by low gold and other metal prices, and the downturn in investment in junior mining companies (see Part I, Item 1 b "Description of Company's Business" above). Sales from Latin America increased by $465,000 to $1,843,000. This increase is comprised of a reduction in Mexican sales of $145,000 offset by a strong sales increase in Central America. However, almost all Central American sales in both 1997 and 1998 came from a single customer whose exploration program was dramatically reduced in the second half of 1998. Sales from outside the United States and Latin America (almost entirely from a single customer in Spain) totaled $380,000, a reduction of $84,000 compared to 1997.

On December 4, 1998, the Company completed the acquisition of certain assets of Shasta Geochemistry Laboratory, Inc. ("Shasta"), an analytical services company, principally engaged in testing for the mineral exploration industries, in an all stock transaction, for 150,000 shares of the Company's common stock valued at $39,000 and contingent future consideration of additional common stock, not to exceed an additional 150,000 shares, in the event certain goals are met. The Company was issued one additional share of its common stock for each $2.00 that total gross revenues collected by the Company from Shasta customers during the first year after closing exceed $300,000, and during the second year after closing exceed $600,000. In 1998, United States sales from former Shasta customers totaled $20,000.

The assets acquired include customer lists, a noncompetition agreement among the President of Shasta and the Company and all goodwill of Shasta.

The operations of Shasta are incorporated into the operations of the Company's 27,000 square foot laboratory located in Reno, Nevada. The Company has not acquired any assets nor assumed any liabilities of Shasta other than those described above.

Gross profit as a percentage of sales fell from 23% in 1997 to 17% in 1998. Despite reduced sales, the Environmental Division's gross profit margin increased from 24% in 1997 to 26% in 1998 due to a reduction in the unit costs of direct labor and other direct costs. Mineral Division's gross margin fell from 23% in 1997 to 6% in 1998, the main reason being the steep decline in sales in the second half of the year combined with the heavy fixed costs associated with the Company's sample preparation facilities in Latin America.

Selling, General and Administrative ("SG&A") costs rose from $1,950,000 in 1997 to $2,485,000 in 1998. The increase of $535,000 is more than accounted for by two exceptional items: professional expenses related to the EPA investigation ($330,000); compensation charges associated with the two private equity offerings during 1998 ($275,000). Asset disposals produced a gain of $17,000 compared to a loss of $87,000 for 1997. After taking into account miscellaneous income of $4,000 (compared to $18,000 in 1997), and eliminating the minority portion of losses in the Peruvian subsidiary ($6,000 compared to $54,000 in 1997), the combination of reduced gross profit margin and the higher SG & A expenses as described above resulted in an increased loss before taxes of $1,084,000 ($1,396,000 compared to $312,000 in 1997).

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents totaled $173,000 at December 31, 1998 compared with $524,000 at December 31, 1997. The $351,000 reduction resulted from cash used in operating activities of $956,000 and investments in equipment and facilities of $137,000, offset by cash receipts from financing activities of $742,000.

Cash used in operations of $990,000 resulted from operating losses before taxes of $1,396,000 plus a decrease in operating assets (net of operating liabilities) of $82,000, offset by various non-cash items including depreciation and amortization ($181,000), compensation charges (non-cash) relating to the issuance of common stock ($300,000), and bad debt provisions ($24,000).

Cash used in investing activities of $103,000 was largely related to instrument purchases for the Environmental Division's radiochemistry laboratory, and equipment purchases and leasehold improvements associated with the establishment of the Mineral Division's sample preparation facilities in Durango, Mexico and La Rosita, Nicaragua.

Cash from financing activities resulted from the issuance of 4,722,223 shares of the Company's common stock in two separate private offerings during the year (see below). Net proceeds from these offerings as at December 31, 1998 were $786,000 out of a total of $1,050,000 secured from these two offerings. The difference was caused by the fact that $255,000 of the cash raised in the second offering (which was dated December 28, 1998) was not actually received by the company until early January 1999.

In early 1998, the Company learned that certain employees in one section of its environmental laboratory did not consistently follow laboratory practices as set forth in the Company's Standard Operating Procedures and applicable test methods. Management believes the employee practices in question may have affected a small percentage of the soil and water test results reported to clients of the environmental laboratory. The Company commenced an internal investigation, engaged outside advisors to assist in the investigation, and initiated a broad program of corrective actions. In addition, the Company informed the United States Environmental Protection Agency ("EPA") of its investigation and its corrective action program.

EPA representatives conducted an investigation into this matter in accordance with Agency policy towards voluntary disclosures of this type, and the Company cooperated fully in that process. To date, no agency or other party has brought any action or proceeding against the Company. By letters dated December 24, 1998 and March 19, 1999, EPA has informed the Company that it does not intend to take any civil or criminal enforcement action against the Company as a result of the matters reported by the Company.

The costs of legal and other professional fees incurred by the Company in connection with this investigation totaled approximately $330,000 in 1998. As of April 8, 1999, a further approximately $10,000 had been incurred in 1999. While there can be no assurances that the Company will not incur further costs relating to this episode, Management believes that the EPA investigation into this matter has concluded and that the future financial impact on the Company will not be material.

Faced in early 1998 with the considerable uncertainty surrounding the outcome of the EPA's investigation and its related costs as described above, effective April 13, 1998, the Company completed the private sale of 1,666,666 shares of restricted common stock at a price of $.30 per share to provide additional working capital of $500,000. These shares were issued below the value at which the Company's stock traded in the period immediately preceding the offering. The difference between the issuance price and the trading price at that time was approximately $183,000, which was charged to compensation expense in the second quarter of 1998. Among the subscribers to this offering were three members of the Company's Board of Directors, all of whom are now significant existing stockholders.

Following the steep decline in sales in the Company's Mineral Division in the second half of 1998 and the resulting operating losses, effective December 28, 1998, the Company completed the private sale of 3,055,556 shares of restricted common stock at a price of $.18 per share to provide additional working capital of $550,000. These shares were issued below the value at which the Company's stock traded in the period immediately preceding the offering. The difference between the issuance price and the trading price at that time was approximately $92,000, which was charged to compensation expense in the fourth quarter of 1998. Among the subscribers to this offering were three members of the Company's Board of Directors, all of whom now individually hold in excess of 5% of the Company's outstanding common stock.

The Company's operating plan for the next twelve months will concentrate heavily on rebuilding sales in the Mineral Division which suffered a steep decline during 1998, largely due to the depressed level of worldwide mineral exploration activity. Management estimates that, over the balance of 1999, the Company's operating activities, plus the necessary investments to rebuild Mineral Division sales, will require additional funding of approximately $500,000.

The Company is addressing this funding requirement in several ways. Management believes that $150,000 can be made available through the release of a Certificate of Deposit currently pledged to the Colorado Department of Health in order to meet an environmental regulatory requirement relating to laboratories involved in radiochemistry activities. The Company is currently negotiating to replace the Certificate of Deposit with a bond.

The Company is also in the process of negotiating a line of credit backed by the Company's accounts receivable with a number of financial institutions. The Company has also established a relationship with a company engaged in the factoring of accounts receivable and is utilizing this relationship to meet its short term cash requirements pending the outcome of the negotiations (mentioned above) to secure a line of credit.

There can be no assurance that the Company will not require additional financial resources to enable it to meet its obligations in the future or that any future funds required will be generated from operations or from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail operations and/or capital replacements (as discussed below) and could therefore have a material adverse effect on the Company's business.

YEAR 2000

The Company is aware of the issues associated with the programming code in its existing instruments and computer systems as the year 2000 approaches. The issue is whether these systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize date sensitive information could generate erroneous data or cause a system to fail.

The Company is in the process of replacing its two major computerized information systems - accounting system and laboratory information management system ("LIMS") - with systems certified as year 2000 compliant by their respective manufacturers. In addition, the Company is either replacing instruments or installing new software in instruments that are not year 2000 compliant. The two computerized information systems cost approximately $100,000 and have been financed with capital leases. The cost to remedy the instrumentation issues is expected to be less than $50,000. Management believes that costs associated with remediation, if necessary, of fax machines, telephones, security systems, etc. will not be material. The Company has not developed contingency plans that would assure it will not be adversely impacted by the effect of the Year 2000 Issue and does not intend to prepare such plans. Actual results could differ materially from the above estimates concerning year 2000 issues.

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

The Company's effective tax rate differs materially from the Federal statutory rate of 34% as discussed in the notes to the accompanying consolidated financial statements.

At December 31, 1998, the Company has alternative minimum tax credits of approximately $15,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $4,285,000. Such net operating loss carryforwards expire in varying amounts from 1999 to 2018 and are subject to certain limitations under
Section 382 of the Internal Revenue Code ("IRC") of 1986, as amended.

As of December 31, 1998, a valuation allowance of $1,837,000 has been recorded, as Management of the Company is not able to determine that it is more likely than not that its deferred tax assets will be realized. The Company has recorded a valuation allowance primarily related to the uncertainty of realizing operating loss carryforwards subject to limitations under the IRC of 1986.

INFLATION

Inflation was not a material factor in either the sales or the operating expenses of the Company during the two year period ended December 31, 1998, even though Mexico is considered a highly inflationary economy as discussed in notes to the accompanying consolidated financial statements.

                  BARRINGER LABORATORIES, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair market value. Gains or losses resulting from changes in the values of those No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS No. 133 will have no effect on its financial statements.

Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", requires that the costs of start-up activities, including organization costs, be expensed as incurred. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. Management believes that the adoption of SOP 98-5 will have no material effect on its financial statements.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Barringer Laboratories, Inc.
Golden, Colorado


We have audited the accompanying consolidated balance sheets of Barringer Laboratories, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barringer Laboratories, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.


                                                   /S/BDO SEIDMAN, LLP

Denver, Colorado
April 8, 1999

                       BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31,
                                    --------------------------
                                      1998              1997
                                      ----              ----
Sales of Services (Notes 11 & 12)  $6,240,000       $7,179,000

Cost of Services Sold               5,178,000        5,526,000
                                   ----------       ----------

  Gross Profit                      1,062,000        1,653,000

Selling, General and
  Administrative Expenses           2,485,000        1,819,000
Corporate Realignment (Note 4)         -               131,000
                                   ----------       ----------

  Operating Loss                   (1,423,000)        (297,000)
                                   ----------       ----------

Other Income (Expense):
  Interest income                      27,000           33,000
  Interest expense                    (11,000)         (17,000)
  Gain (loss)on disposal of assets     17,000          (87,000)
  Translation loss                    (12,000)          (3,000)
  Other                                 1,000            5,000
                                   ----------       ----------

Total Other Income (Expense)           22,000          (69,000)
                                   ----------       ----------

Loss before Income
  Taxes and Minority Interest
  in Loss of Subsidiary            (1,401,000)        (366,000)

Provision for Income Taxes
  (Note 7)                               -                -
                                   ----------       ----------

Loss before Minority
  Interest in Loss
  of Subsidiary                    (1,401,000)        (366,000)

Minority Interest in Loss
  of Subsidiary (Note 6)                5,000           54,000
                                   ----------       ----------

Net Loss                          $(1,396,000)      $ (312,000)
                                   ----------       ----------
                                   ----------       ----------


See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                    YEARS ENDED DECEMBER 31,
                                  -----------------------------
                                     1998              1997
                                     ----              ----
Per Share Data (Note 8):

Net Loss per share

    Basic                         $     (.57)      $     (.20)
                                  -----------      -----------
                                  -----------      -----------
    Diluted                       $     (.57)      $     (.20)
                                  -----------      -----------
                                  -----------      -----------
Weighted average common
  shares outstanding

    Basic                          2,442,817        1,591,112
                                  -----------      -----------
                                  -----------      -----------
    Diluted                        2,442,817        1,591,112
                                  -----------      -----------
                                  -----------      -----------





See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                             DECEMBER 31,
                                       ------------------------
                                          1998           1997
                                          ----           ----
Assets

Current Assets:
  Cash and cash equivalents            $  173,000     $  524,000
  Trade receivables, less
    allowance of $34,000 and
    $13,000 for doubtful accounts       1,064,000      1,062,000
  Prepaid expenses and other              247,000        127,000
  Subscription receivable (Note 8)        255,000           -
                                       ----------     ----------
    Total Current Assets                1,739,000      1,713,000
                                       ----------     ----------

Property and Equipment:
  Machinery and equipment               2,304,000      2,214,000
  Machinery and equipment under
    capital lease obligations             234,000        134,000
  Leasehold improvements                  664,000        663,000
  Office furniture and equipment           90,000         90,000
                                       ----------     ----------
                                        3,292,000      3,101,000
  Less accumulated depreciation and
    amortization                        2,964,000      2,809,000
                                       ----------     ----------

    Net Property and Equipment            328,000        292,000

Certificate of Deposit (Note 3)           150,000        150,000
Other Assets                              101,000         57,000
                                       ----------     ----------

Total Assets                           $2,318,000     $2,212,000
                                       ----------     ----------
                                       ----------     ----------


See accompanying notes to consolidated financial statements.

                   BARRINGER LABORATORIES, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                ---------------------------------
                                                    1998                  1997
                                                -----------           -----------
Liabilities and Shareholders' Equity

Current Liabilities:
  Trade accounts payable                        $   247,000           $   251,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                              343,000               290,000
    Accrued property tax                             46,000                   -
    Other                                           190,000               211,000
  Current maturities of obligations
    under capital leases (Note 5)                    74,000                38,000
                                                -----------           -----------
    Total Current Liabilities                       900,000               790,000

Obligations under capital lease,
  less current maturities (Note 5)                   71,000                54,000
                                                -----------           -----------
    Total Liabilities                               971,000               844,000
                                                -----------           -----------
Minority Interest (Note 6)                              -                   5,000

Commitments and Contingencies
  (Notes 5, 9 and 10)

Shareholders' Equity (Note 8)
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                                         -                     -
  Common stock, $0.01 par value,
    10,000,000 shares authorized;
    3,407,315 and 1,590,649 shares
    issued and outstanding                           34,000                16,000
  Common stock to be issued                         575,000                   -
  Additional paid-in capital                      3,184,000             2,397,000
  Accumulated deficit                            (2,423,000)           (1,027,000)
  Accumulated other comprehensive income            (23,000)              (23,000)
                                                -----------           -----------
Total Shareholders' Equity                        1,347,000             1,363,000
                                                -----------           -----------
Total Liabilities and
  Shareholders' Equity                          $ 2,318,000           $ 2,212,000
                                                -----------           -----------
                                                -----------           -----------

See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                          (IN 000'S EXCEPT SHARE DATA)
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                     Common Stock              Treasury Stock
                                          ----------------------------------   ---------------
                                                Issued        To Be Issued
                                           Shares    Amount  Shares  Amount   Shares  Amount
                                          ---------  ------ -------- ------  -------  ------
Balance, January 1, 1997                  1,652,016  $  17        -     -     88,260  $ (103)

Stock Granted to Management (Note 8)         16,636    -          -     -        -       -
Exercise of Stock Options (Note 9)           53,400    -          -     -        -       -
Purchase of Management Stock (Note 8)       (43,143)   -          -     -        -       -
Retirement of Treasury Stock (Note 8)       (88,260)    (1)       -     -    (88,260)    103
Net Loss for Year                               -      -          -     -        -       -
                                          ---------  ------ --------- ------ -------  ------
Balance, December 31, 1997                1,590,649     16        -     -        -       -

Private Placement, net of issuance
 costs of $9, April 1998 (Note 8)         1,666,666     17        -     -        -       -
Private Placement, December 1998 (Note 8)       -      -    3,055,556   550      -       -
Stock Granted to Directors
  (Notes 2 and 8)                               -      -      100,000    25      -       -
Stock Issued in Acquisition (Note 8)        150,000      1        -     -        -       -
Net Loss for Year                               -      -          -     -        -       -
                                          ---------  ------ --------- ------ -------  ------

Balance, December 31, 1998                3,407,315  $  34  3,155,556 $ 575      -    $  -
                                          ---------  ------ --------- ------ -------  ------
                                          ---------  ------ --------- ------ -------  ------



                                                                   Accumulated
                                          Additional                  Other
                                           Paid-In   Accumulated  Comprehensive
                                           Capital     Deficit       Income        Total
                                          ---------- -----------  -------------   -------
Balance, January 1, 1997                   $2,532     $  (715)       $   (23)     $ 1,708

Stock Granted to Management (Note 8)          -           -              -            -
Exercise of Stock Options (Note 9)             52         -              -             52
Purchase of Management Stock (Note 8)         (84)        -              -            (84)
Retirement of Treasury Stock (Note 8)        (103)        -              -             (1)
Net Loss for Year                             -          (312)           -           (312)
                                            ------     -------        -------      -------
Balance, December 31, 1997                  2,397      (1,027)           (23)       1,363

Private Placement, net of issuance
 costs of $9, April 1998 (Note 8)             657         -              -            674
Private Placement, December 1998 (Note 8)      92         -              -            642
Stock Granted to Directors
  (Notes 2 and 8)                             -           -              -             25
Stock Issued in Acquisition (Note 8)           38         -              -             39
Net Loss for Year                             -        (1,396)           -         (1,396)
                                           ------     -------        -------      -------

Balance, December 31, 1998                 $3,184      (2,423)      $    (23)       1,347
                                           ------     -------        -------      -------
                                           ------     -------        -------      -------

See Accompanying Notes to Consolidated Financial Statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                       YEARS ENDED DECEMBER 31,
                                                  ----------------------------------
                                                      1998                  1997
                                                  -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year                             $(1,396,000)          $  (312,000)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
  Compensatory costs related to
    issuances of common stock                         275,000                   -
  Depreciation and amortization                       181,000               254,000
  (Gain) loss on sale of assets                       (17,000)               87,000
  Bad debt expense                                     24,000                25,000
  Compensation costs related to stock
    grants to directors                                25,000                   -
  Minority interest in loss
    of subsidiary                                      (5,000)              (54,000)
  Other                                                 5,000                   -
  (Increase) decrease in operating
    assets net of operating liabilities               (82,000)              103,000
                                                  -----------           ------------

  Cash Provided by (Used in) Operating
    Activities                                       (990,000)              103,000
                                                  -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                   (120,000)             (203,000)
Proceeds from sale of assets                           17,000                   -
                                                  -----------           ------------
  Cash used in investing activities                  (103,000)             (203,000)
                                                  -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock                    786,000                   -
Purchase of certificate of deposit                        -                (150,000)
Exercise of stock options                                 -                  52,000
Purchase of common stock                                  -                 (84,000)
Payments on capital lease obligations                 (44,000)              (56,000)
Minority Interest Contributions                           -                  59,000
                                                  -----------           ------------

  Cash Provided by(Used in) Financing
    Activities                                        742,000              (179,000)
                                                  -----------           ------------

Decrease in cash                                     (351,000)             (279,000)

Cash and cash equivalents beginning
  of year                                             524,000               803,000
                                                  -----------           ------------

Cash and cash equivalents, end of year            $   173,000           $   524,000
                                                  -----------           ------------
                                                  -----------           ------------

See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                        YEARS ENDED DECEMBER 31,
                                       -------------------------
                                          1998           1997
                                       ---------       ---------
Decrease (increase) in operating
  assets net of operating liabilities

  Trade receivables                    $ (26,000)      $    -
  Other current assets                  (120,000)        (58,000)
  Other assets                            (9,000)         18,000
  Income tax payable                        -            (19,000)
  Accounts payable and accrued
    liabilities                           73,000         162,000
                                       ---------       ---------
Total - net                            $ (82,000)      $ 103,000
                                       ---------       ---------
                                       ---------       ---------


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

MANAGEMENT'S PLAN

The Company's operating plan for the next twelve months will concentrate heavily on rebuilding sales in the Mineral Division which suffered a steep decline during 1998, largely due to the depressed level of worldwide mineral exploration activity. Management estimates that, over the balance of 1999, the Company's operating activities, plus the necessary investments to rebuild Mineral Division sales, will require additional funding of approximately $500,000.

The Company is addressing this funding requirement in several ways. Management believes that $150,000 can be made available through the release of a Certificate of Deposit currently pledged to the Colorado Department of Health in order to meet an environmental regulatory requirement relating to laboratories involved in radiochemistry activities. The Company is currently negotiating to replace the Certificate of Deposit with a bond. The Company is also in the process of negotiating a line of credit backed by the Company's accounts receivable with a number of financial institutions. The Company has also established a relationship with a company engaged in the factoring of accounts receivable and is utilizing this relationship to meet its short term cash requirements pending the outcome of the negotiations (mentioned above) to secure a line of credit.

There can be no assurance that the Company will not require additional financial resources to enable it to meet its obligations in the future or that any future funds required will be generated from operations or from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail operations and/or capital replacements and could therefore have a material adverse effect on the Company's business.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements comprise the accounts of the Company, its wholly-owned Mexican subsidiary, its wholly-owned Nicaraguan subsidiary, and its 67% owned Peruvian subsidiary. All intercompany balances and transactions have been eliminated.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPAL MARKETS

Sales of services are primarily to customers located in the United States, with the balance of approximately 36% to customers in Mexico, Nicaragua, Peru and Spain (See Notes 11 and 12). For the year ended December 31, 1998 based upon total sales, 6% of the Company's Environmental Division Services were provided under contracts relating to federal government spending for environmental enforcement and restoration.

PRINCIPLES OF TRANSLATION

Effective January 1, 1997, the Company remeasured the assets and liabilities of its Mexican subsidiary from pesos to U.S. dollars since Mexico is considered a highly inflationary economy. Non-monetary assets and liabilities are remeasured at the exchange rate at the date of the change in the functional currency, which rate then becomes, in effect, the "historical rate" for translating those assets in the future. Monetary assets and liabilities are remeasured at the exchange rate in effect at the date a transaction occurs. Gains and losses related to the remeasurement of monetary assets and liabilities are included in income. The Peruvian and Nicaraguan subsidiaries are reported in U.S. dollars.

FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The carrying amounts of financial instruments including cash equivalents, trade accounts receivable, trade accounts payable and accrued liabilities approximated fair value because of the immediate or short-term maturity of these instruments. The difference between the carrying amount and fair value of the Company's capital lease obligations is not significant.

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to completely perform as contracted. Concentrations of credit risk, whether on or off the balance sheet, that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions.

Concentrations of credit risk with respect to trade receivables are generally limited due to customers being dispersed across geographic areas. Ongoing credit evaluations of customers' financial condition are performed and, generally no collateral is required. The Company maintains an allowance for potential losses based on management's analysis of possible uncollectible accounts (See Note 12).

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SALES OF ACCOUNTS RECEIVABLE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

Property and equipment are carried at cost. Depreciation of owned equipment is computed on a straight-line basis over the estimated useful lives of the related assets, generally from three to ten years. Leasehold improvements are amortized over the term of the related lease, generally from five to ten years. Equipment under capital leases is amortized on a straight-line basis over the term of the lease, generally three to five years, which approximates the estimated useful lives of the leased equipment.

Depreciation expense for the years ended December 31, 1998 and 1997, was $180,000 and $254,000, respectively.

LONG-TERM ASSETS

The Company applies SFAS 121, "Accounting for the Impairment of Long-Lived Assets". Under SFAS 121, long-lived assets and certain intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

The Company accounts for income taxes under SFAS 109 "Accounting for Income Taxes". Accordingly, deferred tax liabilities and assets are determined based on temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years using the enacted tax rates in effect for the year in which the differences are expected to reverse.

REVENUE RECOGNITION

Sales are recorded in the periods that services are performed. Revenue is recognized when sample testing is completed and a report is issued. Where contracts provide for testing of multiple samples at varying times, revenue is recognized on a per sample basis when sample testing for a batch is completed and the report is issued.

STATEMENTS OF CASH FLOWS

For purposes of the Statements of Cash Flows, the Company considers cash and all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

LOSS PER SHARE

The Company follows the provisions of SFAS 128, "Earnings Per Share". SFAS 128 provides for the calculation of "Basic" and "Diluted" loss per share. Basic loss per share includes no dilution and is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity, similar to fully diluted loss per share. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive. For the years ended December 31, 1998 and 1997, 191,600 and 176,975 dilutive common equivalent shares of common stock were not included in the computation of diluted loss per share because their effect was anti-dilutive.

STOCK OPTION PLANS

The Company applies Accounting Principal Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock option plans. Under APB 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123.

COMPREHENSIVE INCOME

During 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of shareholders' equity, except those due to investment by shareholders, changes in paid-in-capital and distributions to shareholders. The adoption of SFAS 130 does not impact the Company's financial statements for the years ended December 31, 1998 and 1997.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management believes that the adoption of SFAS 133 will have no effect on its financial statements.

Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," requires that the costs of start-up activities, including organization costs, be expensed as incurred. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1998. Management believes that the adoption of SOP 98-5 will have no material effect on its financial statements.

RECLASSIFICATIONS

Certain amounts in prior year financial statements have been reclassed to conform with current year presentation.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACQUISITION

On December 4, 1998, the Company completed the acquisition of certain assets of Shasta Geochemistry Laboratory, Inc. ("Shasta"), an analytical services company, principally engaged in testing for the mineral exploration industries, in an all stock transaction, for 150,000 shares of the Company's common stock valued at $39,000 and contingent future consideration of additional common stock, not to exceed an additional 150,000 shares, in the event certain goals are met (see Note 8). The Company will issue one additional share of its common stock for each $2.00 that total gross revenues collected by the company from Shasta customers during the first year after closing exceed $300,000, and during the second year after closing exceed $600,000. The purchase price allocation is preliminary and may change based on the resolution of these contingencies.

The assets acquired include customer lists, a noncompetition agreement among the President of Shasta and the Company and all goodwill of Shasta.

The operations of Shasta are incorporated into the operations of the Company's 27,000 square foot laboratory located in Reno, Nevada. The Company has not acquired any assets nor assumed any liabilities of Shasta other than those described above.

The acquisition was accounted for as a purchase with the assets valued at the fair value of the common stock issued by the Company and this value has been allocated to customer list (50%) and noncompetition agreement (50%) and is being amortized over 4 and 2 years, respectively.

The results of operations of Shasta are included in the accompanying financial statements from the date of acquisition. The following unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

PRO FORMA INFORMATION (UNAUDITED)

(In thousands, except per share date)           1998      1997
                                              -------    ------
Sales of Services                             $ 6,615    $8,297
Net income (loss)                             $(1,332)   $  139
Net income (loss) per share:
  Basic                                       $  (.55)   $  .08
  Diluted                                     $  (.55)   $  .07

The unaudited pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  CERTIFICATE OF DEPOSIT

The certificate of deposit is security for the $150,000 letter of credit required by the Colorado Department of Health to support the Company's Radiochemistry license. This license is a regulatory requirement for any company engaged in the analysis of radioactive materials.

4.  SALE OF ACCOUNTS RECEIVABLE

During 1998 the Company sold approximately $101,000 of its accounts receivable to an independent factoring company under an agreement for approximately $80,000 which reflects a 20% retainage. Pursuant to the provisions of SFAS 125, the Company reflected the transaction as a sale of assets less the costs of the transaction and less any anticipated future loss in value of the retained asset. To the extent that payments from customers exceeds the amount received from the factoring company, the difference less fees and expenses is refunded to the Company. In January 1999, the Company received the retained share of these receivables.

5.  OBLIGATIONS UNDER CAPITAL LEASE

The obligations under capital lease consist of the following:

                                             December 31,
                                      -------------------------
                                         1998            1997
                                      ---------        --------
Obligations under capital lease       $ 145,000        $ 92,000

  Less current maturities                74,000          38,000
                                      ---------        --------
                                      $  71,000        $ 54,000
                                      ---------        --------
                                      ---------        --------

As of December 31, 1998, future net minimum lease payments under capital lease obligations are as follows:

              1999                              $ 87,000
              2000                                48,000
              2001                                32,000
                                                --------

Total minimum lease payments                     167,000
Less amounts representing interest                21,000
Less amounts representing executory costs          1,000
                                                --------

Present value of net minimum lease payments     $145,000
                                                --------
                                                --------

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  MINORITY INTEREST

The minority interest represents the net value of the Peruvian minority shareholder's investment in the Company's Peruvian subsidiary. The December 31, 1997 net value consists of the minority shareholder's original investment of $59,000 less their share in the 1997 loss of the Company's Peruvian subsidiary of $54,000 . In 1998, $5,000 of Peruvian losses were charged against the minority shareholders' investment, and the remainder were included in Net Loss.

7.  INCOME TAXES

Sources of loss before income taxes and after minority interest in loss of subsidiary include:

                                    1998            1997
                                -----------     ------------
  United States operations      $  (993,000)    $   (82,000)
  Foreign operations               (403,000)       (230,000)
                                -----------     ------------
                                $(1,396,000)    $  (312,000)
                                -----------     ------------
                                -----------     ------------

The provision for income taxes for the years ended December 31, consisted of the following:

                                       1998           1997
                                    ---------      ---------
  Current:
    Federal                         $   -          $   -
    State                               -              -

  Deferred Benefit:
    Federal                          (302,000)       (25,000)
    State                             (24,000)        (7,000)
                                    ---------      ---------
                                     (326,000)       (32,000)

  Increase in
    valuation allowance               326,000         32,000
                                    ---------      ---------
                                    $   -          $   -
                                    ---------      ---------
                                    ---------      ---------

                     BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred income tax benefit consisted of the following:


                                       1998           1997
                                    ---------      ---------
Net operating
  loss carryforwards                 (327,000)     $  23,000
Expense accruals                      ( 3,000)       (28,000)
Depreciation and amortization           8,000        (10,000)
Other                                 ( 4,000)       (17,000)
                                    ---------      ---------

Deferred income tax benefit         $(326,000)     $ (32,000)
                                    ---------      ---------
                                    ---------      ---------

The following summary reconciles income taxes at the United States statutory rate of 34% in 1998 and 1997 with the actual taxes:

                                     1998          1997
                                  ---------     ---------
Federal benefit computed
  at the statutory rate           $(475,000)    $(106,000)
Losses for which no tax
  benefit has been recognized       169,000        61,000
Valuation allowance                 326,000        32,000
Other                               (20,000)       13,000
                                  ---------     ---------

Provision for income taxes        $    -        $    -
                                  ---------     ---------
                                  ---------     ---------

Temporary differences between the financial statement carrying amounts and the tax basis of assets and labilities that give rise to significant portions of the net deferred tax asset relate to the following:

                                           1998           1997
                                       -----------     -----------
Tax operating loss carryforwards       $ 1,586,000     $ 1,259,000
Property and equipment, principally
  due to differences in depreciation       162,000         170,000
Expense accruals                            57,000          54,000
Other                                       62,000          58,000
                                       -----------     -----------
                                         1,867,000       1,541,000
Valuation allowance                     (1,837,000)     (1,511,000)
                                       -----------     -----------

Net deferred tax asset                 $    30,000     $    30,000
                                       -----------     -----------
                                       -----------     -----------

At December 31, 1998 and 1997, the net deferred tax asset recorded is included in prepaid expenses and other in the accompanying consolidated balance sheets. As of December 31, 1998 and 1997, a valuation allowance has been recorded, as Management of the Company is not able to determine that it is more likely than not that the deferred tax asset will be realized.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, 1998, the Company has alternative minimum tax credits of approximately $15,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $4,285,000. Such net operating loss carryforwards expire in varying amounts from 1999 to 2018 and are subject to certain limitations under Section 382 of the Internal Revenue Code ("IRC") of 1986, as amended.

8.  SHAREHOLDERS' EQUITY

STOCK GRANTED TO MANAGEMENT

During 1997, the Company granted a former member of management under a cashless exercise of 16,636 shares of common stock in exchange for 25,000 non-qualified stock options held by the former member of management to purchase common stock at $.90 per share. No compensation expense was recorded related to this transaction.

PURCHASE OF MANAGEMENT STOCK

During 1997, the Company purchased 35,143 shares of common stock at $2.00 a share and purchased 8,000 shares of common stock at $1.75 per share from former members of management.

RETIREMENT OF TREASURY STOCK

Effective October 24, 1997, the Company retired 88,260 shares of its common stock valued at $103,000.

SALE OF COMMON STOCK

Effective April 1998, the Company completed the sale of 1,666,666 shares of restricted common stock at a price of $.30 per share for $500,000, less issuance costs of $9,000, to provide additional working capital. In addition, effective December 1998, the Company finalized an agreement to sell 3,055,556 shares of restricted common stock at a price of $.18 per share for $550,000 consisting of $295,000 of cash proceeds and a stock subscription receivable of $255,000 to provide additional working capital. Subsequent to December 31, 1998, all stock subscriptions receivable were collected and the shares of common stock were issued.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The shares were issued at prices less than the market price per share on the effective dates. The difference between the per share transaction prices, as adjusted for dilution, and the issuance price has been recorded as a $183,000 and a $92,000 noncash charge, respectively, and are included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations for the year ended December 31, 1998.

Among the subscribers of the two placements are three members of the Company's board of directors, two of whom are already significant shareholders. The Company claims exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

STOCK GRANTED TO DIRECTORS

In December 1998, the Company granted 100,000 shares of its common stock to outside directors in consideration for 1998 directors' fees. The Company recorded compensatory expense of $25,000 in 1998 based upon the approximate market price per share at date of grant. The shares of common stock were issued in February 1999.

PREFERRED STOCK

The Preferred Stock of the Company can be issued in series. With respect to each series issued, the Board of Directors of the Company will determine, among other things, the number of shares in the series, voting rights and terms, dividend rates and terms, liquidation preferences and redemption and conversion privileges. There was no preferred stock outstanding at December 31, 1998 and 1997.

CONTINGENT STOCK

In connection with the acquisition of Shasta, the Company will issue additional shares of common stock, not to exceed 150,000 shares in the event that certain sales goals are met (see Note 2).

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  STOCK OPTIONS AND WARRANTS

The following table sets forth the number of shares of common stock that are reserved as of December 31, 1998 for all outstanding options and warrants.

                              Exercise,          Common Stock
                            Conversion or       Outstanding or
     Security               Option Price     Reserved for Issuance
----------------------      -------------    ---------------------
Common Stock                                       3,407,315
Stock to be Issued                                 3,155,556
Stock Options (a)
                                 $ .50                25,000
                                 $ .90                 3,600
                                 $1.00                58,000
Warrants (b)
  Nassau Group Warrants          $1.06                80,000
    expiring five years          $1.25                25,000
    after issuance                                 ---------

Total                                              6,754,471
                                                   ---------
                                                   ---------

(a)  STOCK OPTIONS

At December 31, 1998, the Company has four stock option plans, which are described below. The Company applies APB 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all plans. Under APB 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

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

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Plan is administered by a Committee of at least three directors appointed by the Board of Directors. The Committee is authorized to determine the individuals to whom, and the times at which, options will be granted, the number of shares subject to each grant, the applicable restriction period, the purchase price for the shares subject to the option, and to specify such other terms and provisions of any grants of options as it deems necessary or advisable. However, the term of the options may not be for more than five years and the purchase price per share shall not be less than the market value of such shares at the time of grant. Additionally, options granted under the Plan typically vest 60% after two years of continuous employment of the optionee after the date of grant and 20% each year of continuous employment thereafter. During 1998, no options were exercised. During 1997, options to purchase 43,400 shares of common stock at $.90 per share were exercised. At December 31, 1998 and 1997, options to purchase 3,600 and 5,600, respectively, shares of common stock are exercisable under this plan.

The Plan will terminate in December 1999, except for outstanding options under the Plan, which will remain in effect until they have been exercised or shall have been expired by their terms.

1997 LONG-TERM INCENTIVE PLAN

Stockholders approved the 1997 Long-Term Incentive Plan ("1997 Plan"). The 1997 Plan is designed to provide key management employees of the Company with added incentives to continue in the long-term service of the Company and to create in such employees a more direct interest in the future success of the Company by relating compensation to increases in shareholder value, so that the income of key management employees is more closely aligned with the income of the shareholders of the Company. The 1997 Plan is also designed to attract key employees and to retain and motivate participating employees by providing an opportunity for investment in the Company. The 1997 Plan is administered by the Board of Directors or through an Incentive Plan Committee appointed by the Board of Directors and consisting of not less than two persons, all of whom must be non-employee directors. The 1997 Plan reserves 120,000 shares of the Company's common stock for issuance. Any shares that are the subject of an award under the 1997 Plan which have lapsed or expired unexercised or unissued will automatically become available for reissue under the 1997 Plan. The exercise prices, vesting schedules, and other pertinent terms of the 1997 Plan will be determined by the Committee, but no exercise price for an incentive stock option will be less than the fair market value of the stock on the date the option is granted. There were no options granted under this plan in 1998 and 1997.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OTHER STOCK OPTIONS

The Company also grants non-qualified stock options to management, outside directors, and consultants as authorized by the Board of Directors. These options are exercisable at varying times from date of grant and expire five years from date of grant. As of December 31, 1998, all non-qualified stock options have been granted at an exercise price at or in excess of the current market value at the time of grant.

Non-qualified stock options to purchase 22,500 shares of common stock at $1.00 were canceled in 1997 and non-qualified stock options to purchase 10,000 shares of common stock at $1.00 were exercised in 1997. Also during 1997, 25,000 non-qualified stock options held by a former member of management to purchase common stock at $.90 per share were exchanged for 16,636 shares of common stock under a cashless exercise. During 1998, stock options to purchase 81,500 shares expired and were cancelled and stock options to purchase 25,000 shares of common stock at an exercise price of $.50 per share were granted. Of the 25,000 stock options, 7,500 vested immediately; 7,500 will vest on January 27, 2000, and 10,000 vest 20% per year until June 1, 2003. As of December 31, 1998 and 1997, non-qualified stock options to purchase 37,500 and 101,500 shares of common stock, respectively, were exercisable.

NON-EMPLOYEE DIRECTORS PLAN

Stockholders approved the Non-Employee Directors Stock Option Plan (the "Non-Employee Directors Plan"). The Non-Employee Directors Plan provides for the grant of stock options to non-employee directors of the Company and its affiliated corporations in order to encourage and provide incentives for high level performance by the non-employee directors of the Company. The maximum number of shares of common stock that may be subject to stock options under the Non-Employee Directors Plan is 30,000 shares. Upon adoption of the non-Employee Directors Plan or upon initial election or appointment of a non-employee director to the Board of Directors of the Company, he or she shall be granted a stock option to purchase 1,000 shares of common stock. In addition, each non-employee director shall be granted a stock option to purchase 1,000 shares of common stock effective as to each anniversary date of the initial grant of a stock option to such director. Each stock option granted under the Non-Employee Directors Plan shall be vested one-third on the date of grant, one-third upon the first yearly anniversary date of a grant and the final one-third upon the second yearly anniversary date of the grant. The purchase price per share of common stock for the shares to be purchased pursuant to the exercise of a stock option will be 100% of the fair market value of the common stock on the date of grant of the option. No options granted under this plan in 1998 or 1997.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b)   WARRANTS

In May 1996, the Company granted to certain individuals associated with The Nassau Group, Inc. (a director of the Company is also Managing Director of Nassau) warrants to purchase 80,000 shares and 25,000 shares of common stock at $1.06 and $1.25 per share, respectively, as an inducement to such individuals to become involved in the Company and also an inducement to purchase 10% of the outstanding shares of the Company's common stock. Such warrants are exercisable for a period of five years from the date of grant. Of the total warrants granted, warrants to purchase 50,000 shares of common stock vested when granted and the remaining warrants vest on a monthly basis over a one year period.

At December 31, 1998 and 1997, warrants to purchase 105,000 shares of common stock were issued and exercisable under the agreement.

In March 1998, the Company entered into an agreement whereby contingent warrants to purchase 10,000 shares of the Company's common stock will be granted at an exercise price equivalent to the average trading price of the Company's common stock in the 30 days prior to that date. The warrants are contingent upon the legal settlement of the Company's EPA investigation, which was settled in March 1999 (see Note 10). The warrants are exercisable for a three year period from that date.

(c)  STOCK APPRECIATION RIGHTS

In March 1998, the Company granted Stock Appreciation Rights ("SAR's") on 30,000 shares of the Company's common stock to a non-employee. 20,000 of the SAR's are contingent upon the successful completion of certain objectives and the remaining 10,000 SAR's vest immediately. The base price of the SAR's are $.51 per share with the maximum stock appreciation attaching to the SAR's of $1.50 per share. The SAR's expire in March 2000. During 1998, the Company's stock price per share did not exceed the SAR's base price of $.51 per share and therefore the Company did not recognize any compensation expense.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net loss as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimated the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used:


                                          YEARS ENDED DECEMBER 31,
                                             1998          1997
                                          ------------------------
        Dividend Yield                        0%             -
        Expected volatility                 153%             -
        Risk-Free interest rates            5.5%             -
        Expected lives in years              5 years         -


There were no options or warrants granted during 1997.

Under the accounting provisions of SFAS 123, the Company's net loss and net loss per share would have been adjusted to the following pro forma amounts:


                                     YEARS ENDED DECEMBER 31,
                                   1998                  1997
                                ----------            ----------
NET LOSS:
  As reported                $  (1,396,000)          $  (312,000)
  Pro forma                     (1,407,000)             (343,000)

NET LOSS PER SHARE:
  Basic
    As reported              $        (.57)          $      (.20)
    Pro forma                $        (.58)          $      (.22)

  Diluted
    As reported              $        (.57)          $      (.20)
    Pro forma                $        (.58)          $      (.22)


                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's stock option plans and outstanding warrants as of December 31, 1998 and 1997 and changes during the years ended on those dates is presented below:


                                              1998                             1997
                                   ---------------------------      ----------------------------
                                                      Weighted                          Weighted
                                                       Average                           Average
                                                      Exercise                          Exercise
                                   Shares              Price         Shares              Price
                                   ------             -------        ------             --------
Outstanding                        248,100           $   1.05        443,000           $   1.04
  Granted                           25,000                .50            -                  -
  Exercised                            -                  -          (53,400)               .92
  Canceled                         (81,500)              1.01       (141,500)              1.08
                                   -------           --------       --------           --------
Outstanding,
    end of year                    191,600           $    .99        248,100           $   1.05
                                   -------           --------       --------           --------
                                   -------           --------       --------           --------
Options and warrants
    exercisable, end
    of year                        162,900           $   1.04        204,600           $   1.06
                                   -------           --------       --------           --------
                                   -------           --------       --------           --------
Weighted average fair
    value of options
    and warrants granted
    during the year               $    .50                             $ -
                                  --------                          --------
                                  --------                          --------


The following table summarizes information about stock options and warrants outstanding at December 31, 1998 and 1997.

                                                            Options/Warrants
                      Options/Warrants Outstanding             Exercisable
                ---------------------------------------   ---------------------
                                Weighted
                                 Average      Weighted                  Weighted
  Range of                      Remaining      Average                  Average
  Exercise        Number       Contractual     Exercise     Number      Exercise
   Prices       Outstanding       Life          Price     Exercisable     Price
------------    -----------    -----------    ---------   -----------    -------
December 31, 1998
$       .50        25,000       4.6 years       $ .50         7,500       $ .50
$ .90-$1.06       141,600       2.2 years       $1.04       130,400       $1.04
      $1.25        25,000       3.2 years       $1.25        25,000       $1.25
                 ---------                                 ---------
$ .50-$1.25       191,600       2.7 years       $ .99       162,900       $1.05
                 ---------                                 ---------
                 ---------                                 ---------

December 31, 1997
$ .90-$1.06       223,100       2.5 years       $1.03       179,600       $1.03
      $1.25        25,000       4.2 years       $1.25        25,000       $1.25
                 ---------                                 ---------
$ .90-$1.25       248,100       2.7 years       $1.05       204,600       $1.06
                 ---------                                 ---------
                 ---------                                 ---------

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of stock options and warrants granted is summarized as follows:


                                       YEARS ENDED DECEMBER 31,
                                         1998          1997
                                        ------        ------
Market value equal to exercise
  price                                 $   -         $  -

Market value greater than exercise
  price                                    0.56          -

Market value less than exercise
  price                                    0.41          -


10.  COMMITMENTS AND CONTINGENCIES

(a)  LEASE COMMITMENTS

The Company rents office and laboratory facilities, and equipment under various operating leases. Total rental expenses under such leases amounted to $723,000 and $715,000 for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year are as follows:


       Year ending December 31, 1999      $  660,000
                                2000         371,000
                                2001         228,000
                                          ----------
                                          $1,259,000
                                          ----------
                                          ----------


(b)  INVESTIGATION

In early 1998, the Company learned that certain employees in one section of its environmental laboratory did not consistently follow laboratory procedures as set forth in the Company's Standard Operating Procedures and applicable test methods. Management believes the employee practices in question may have affected a small percentage of the soil and water test results reported to clients of the environmental laboratory. The Company commenced an internal investigation, engaged outside advisors to assist in the investigation, and initiated a broad program of corrective actions. In addition, the Company informed the United States Environmental Protection Agency ("EPA") of its investigation and its corrective action program.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EPA representatives conducted an investigation into this matter in accordance with Agency policy towards voluntary disclosures of this type, and the Company cooperated fully in that process. To date, no agency or other party has brought any action or proceeding against the Company.

By letters dated December 24, 1998, and March 19, 1999, EPA has informed the Company that it does not intend to take any civil or criminal enforcement action against the Company as a result of the matters reported by the Company. Management believes that the EPA investigation into this matter has concluded.

(c) EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with the Operations Director of the Reno, NV laboratory for a period of two years commencing November 24, 1998 at an annual base salary of $65,000 with potential for bonuses and increases in the base salary at the end of year one and year two. The contract also provides for severance compensation if the employee is terminated without cause for a period of two years from the date of the agreement.

The Company has entered into an agreement with a finance and accounting independent contractor which includes compensation of $2,500 per week. Also included is a cash bonus incentive and Stock Appreciation Rights for 30,000 shares of the Company's common stock upon completion of agreed upon assignments and warrants to purchase 10,000 shares of the Company's common stock upon settlement of the EPA investigation.

(d) EMPLOYEE RETIREMENT PLAN

In 1994, the Company established a tax-qualified 401(k) cash or deferred compensation plan that covers all employees of the Company who have completed one year of service and attained age 21. Participants are permitted, within the limitations imposed by the Internal Revenue Code of 1954, as amended, to make pretax contributions. Participants are always fully vested in their accounts under the Plan. The Company makes matching contributions equal to 100% of the first 2% of an employee's salary and 50% of the next 5% of an employee's salary, which contributions vest in the employee proportionately over a period of six years. During 1998 and 1997, the Company contributed $47,701 and $52,476, respectively, to the plan.

11.  MAJOR CUSTOMERS

Three customers accounted for more than 10% individually and approximately 40% in the aggregate of the Company's total revenue in 1998 (see Note 12). In 1997, no single customer accounted for more than 10% of the Company's total revenues.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Disclosures required by SFAS No. 131 are as follows (in thousands $):

The Company reports separately operating results in the following two principal, strategic, business segments: Environmental analytical testing services and mineralogical and geochemical testing activities. The Company evaluates segment performance based on income (loss) from operations. A summary of segment and related information for the years ended December 31, 1998 and 1997, is as follows (in thousands $):


                                  1998               1997
                                 ------             ------
Environmental
 Sales of Services               $ 3,681           $ 4,042
 Costs and Expenses              $ 3,208           $ 3,625
 Operating Profit                $   473           $   417

Mineral
 Sales of Services               $ 2,559           $ 3,137
 Costs and Expenses              $ 2,868           $ 2,783
Operating                        $  (309)          $   354
  Profit(Loss)

Corporate
 Costs and Expenses              $ 1,587           $ 1,068
 Operating Loss                  $(1,587)          $(1,068)

Consolidated
 Sales of Services               $ 6,240           $ 7,179
 Costs and Expenses              $ 7,663           $ 7,476
 Operating Loss                  $(1,423)          $  (297)


                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's operations by geographic area for the years ended December 31, 1998 and 1997, is as follows:


                                      1998              1997
                                     ------            ------
Total sales of services
  United States                    $3,941,000       $5,273,000
  Mexico                              503,000          685,000
  Nicaragua                         1,122,000          599,000
  Peru                                177,000          154,000
  Spain                               380,000          464,000
  Colombia                            117,000            4,000
                                   ----------       ----------
Total                              $6,240,000       $7,179,000
                                   ----------       ----------
                                   ----------       ----------

Loss from operations
  before income taxes and after
  minority interest in loss of
  subsidiary
    United States (includes loss
    for Spain and Colombia)        $ (993,000)      $  (82,000)
    Mexico                           (156,000)         (87,000)
    Nicaragua                         (82,000)         (35,000)
    Peru                             (165,000)        (108,000)
                                   ----------       ----------
Total                             $(1,396,000)      $ (312,000)
                                   ----------       ----------
                                   ----------       ----------
Long-Lived Assets
  United States                    $  260,000       $  216,000
  Mexico                               25,000           16,000
  Nicaragua                            23,000           11,000
  Peru                                 37,000           66,000
  Eliminations                        (17,000)         (17,000)
                                   ----------       ----------
Totals                             $  328,000       $  292,000
                                   ----------       ----------
                                   ----------       ----------


During 1998, sales to three customers represented approximately $1,122,000, $721,000 and $652,000 of the Company's total sales. At December 31, 1998, accounts receivable from two of these customers totaled $196,000 and $114,000. For the year ended December 31, 1997, there were no such concentrations in sales or accounts receivable.

For the year ended December 31, sales from significant customers consisted of the following:


                                               1998
                                               ----
         A (Foreign sales)                     18.0%
         B                                     11.6%
         C                                     10.4%


                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company made cash payments for interest of $9,000 and $17,000 in 1998 and 1997.

The Company made no cash payments for income taxes in 1998 and  $49,000 in 1997.

Supplemental disclosure of noncash investing and financing activities:


                                                  Years Ended December 31,
                                                  ------------------------
                                                     1998          1997
                                                     ----          ----
        Common stock issued for subscription
          receivable                               $255,000       $  -

        Common stock issued for acquisition
          of certain assets of Shasta
          Laboratories, Inc.                         39,000          -

        Capital lease obligations entered into
          for property and equipment                 97,000          -

        Common stock granted to Management              -          16,636



14.  CORPORATE REALIGNMENT EXPENSE

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

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                  Position with the Company      Director
        Name                           and affiliates             Since
        ----                      -------------------------      --------
J. Graham Russell..................Director, President and         1997
                                   Chief Executive Officer
                                   of the Company

R. Scott Asen......................Director of the Company         1996

Anthony R. Barringer...............Director of the Company         1991

J. Francis Lavelle.................Director of the Company         1996

C.F. Wasser, III...................Director of the Company         1991


J. Graham Russell, 52, joined the Company as President, Chief Executive Officer, and a Director on December 8, 1997. From January, 1995 until December 8, 1997, Mr. Russell was an independent consultant to the environmental laboratory industry. In February, 1996, he founded Chemical Management Services, L.L.C., an innovative chemical recycling technology company. He remains a Principal and majority owner of this company. Prior to January, 1995, Mr. Russell held a number of executive positions with U.S based subsidiaries of The Ocean Group, plc, a major British industrial services corporation, quoted on the London stock exchange. His last assignment for The Ocean Group, plc, ran from January, 1985 until January, 1995, during which time he was President and CEO of National Environmental Testing, Inc., which he built from start-up to the third largest environmental testing company in the U.S. with revenues of nearly $50 million at its peak. Mr. Russell is a British citizen. He has an MA in economic geography from Cambridge University in the United Kingdom and an MBA from the Cranfield Institute of Technology, one of Britain's largest business schools.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III


R. Scott Asen, 54, is a Director of the Company. Mr. Asen has been general partner of Pioneer Associates, Pioneer III-A, Pioneer III-B and Pioneer IV, venture capital investment funds, since 1981, 1983, and 1984, respectively. Since 1983, Mr. Asen has been President of Asen and Co., Inc., an investment management firm. Presently, Mr. Asen is also a director of Davox Corporation, SeaMed Corporation and a number of privately held companies.

Dr. Anthony R. Barringer, 73, is a Director of the Company and the founder of Barringer Technologies, Inc. (BTI) for which he was President and later served as Chairman until he resigned in January, 1993, and Chief Executive Officer until January, 1989. Since November, 1989, Dr. Barringer has been the principal officer of Barringer Patents Inc., a technology development firm not in competition with the Company. Dr. Barringer is also Chairman and Chief Executive Officer of Barringer GeoSystems Inc., a company formed in August, 1994 for the development of airborne geophysical systems. This firm is not in competition with the Company.

J. Francis Lavelle, 35, is a Director of the Company. Mr. Lavelle is the founder and, since 1992, a Managing Director of The Nassau Group, Inc. a boutique investment banking and strategic consulting firm which focuses on the environmental industry. Prior to establishing The Nassau Group, Mr. Lavelle was an executive with Baring Brothers & Co., Inc., a UK based firm, for five years, his last position being Vice President responsible for international and domestic mergers and acquisitions. Mr. Lavelle joined Baring Brothers from Booz, Allen & Hamilton where his fields of expertise were international merger and acquisition advice as well as business strategy development. He graduated CUM LAUDE from Princeton University after completing an A.B. degree at the Woodrow Wilson School of Public and International Affairs.

C.F. Wasser, III, 47, is a Director of the Company. From December, 1982 to January, 1993, Mr. Wasser was Senior Vice President of Sales for Kidder Peabody & Co., Inc. in Minneapolis, Minnesota. He served as a Senior Vice President for Paine Webber in Wayzata, Minnesota from January, 1993 to October 1995 and Senior Vice President - Investments for EVEREN Securities, Inc. in Minneapolis, Minnesota from October, 1995 to January, 1998.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III


All five directors are elected by the holders of the Company's Common Stock to serve one year terms or until their successors shall be elected and shall qualify.

There are no family relationships between any of the directors and officers of the Company.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III



ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the total remuneration, on an accrued basis, during the Company's last fiscal year ended December 31, 1998 for the Chief Executive Officer and the executive officers whose total cash and non-cash compensation exceeded $100,000 and for their prior two years remuneration.


                 SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                                                               ---------------------------------
                                                 Annual Compensation                   Awards           Payouts
                                         -----------------------------------   ----------------------   --------
                                                                     Other
                                                                     Annual      Restricted                            All Other
Name and                                                             Compen-       Stock                   LTIP         Compen-
Principal                                                            sation       Award(s)   Option/      Payouts       sation
Position                       Year(1)    Salary($)   Bonus($)        ($)          ($)      SARs(#)(2)      ($)        ($)(3)
--------                       -------    ---------   --------     -----------   --------   ----------   ----------    ----------
J. Graham Russell               1998       155,000           -         N/A          N/A           -         N/A           N/A
President/CEO(4)                1997         7,692           -         N/A          N/A           -         N/A           N/A

John S. Lovell                  1998        90,000           -         N/A          N/A        15,000       N/A           N/A
Chief Technical                 1997        29,800           -         N/A          N/A           -         N/A           N/A
Officer and (5)
Secretary

Vern Peterson                   1998       104,501           -         N/A          N/A           -         N/A         3,734
Vice President(6)               1997        94,370        10,000       23,662       N/A        18,000       N/A         7,468
                                1996        82,597        23,662       N/A          N/A        18,000       N/A         7,468

Former Executive Officers

Robert H. Walker                1997       111,800           -         79,878       N/A           -         N/A        14,035
Former President                1996       111,800        44,364       N/A          N/A        60,000       N/A        13,733
and CEO (7)

Charles E. Ramsay               1997        73,942           -         19,465       N/A           -         N/A        10,416
Former Chief                    1996        70,500        23,101       N/A          N/A        12,000       N/A         9,751
Financial Officer (8)


(1)  Periods presented are for the year ended December 31.

(2) Number of shares of the Company's common stock subject to options granted during the year indicated.

(3) Represents employer contributions for insurance, disability, 401K and a car allowance.

(4) Mr. Russell joined the Company on December 8, 1997. Mr. Russell's salary for fiscal year 1998 was $155,000. Mr Russell's salary for fiscal year 1999 is $110,000 cash and $15,000 in common stock.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III


(5) Dr. Lovell was acting president and CEO for the Company from September 22, 1997 to December 7, 1997. Dr. Lovell is currently Chief Technical Officer and Secretary of the Company.

(6) Other annual compensation for 1997 was a result of Mr. Peterson selling 16,400 shares of common stock which he had acquired through exercising incentive stock options during 1997. Mr. Peterson's employment terminated with the Company on January 27, 1999.


(7) Mr. Walker's employment terminated on October 16, 1997. Amounts shown as Other Annual Compensation consists of the following:

             16,636 shares of common             $44,751
             stock exchanged for 25,000
             non-qualified stock options

             Company buy-out of outstanding       18,175
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
                                                 -------
                                                 -------


        Additionally, the Company continued to pay approximately $37,000 in salary and fringe benefits to Mr. Walker through April 16, 1998.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III


 (8) Mr. Ramsay's employment terminated on December 19, 1997. Amounts shown as Other Annual Compensation consist of the following:

             Accrued Vacation                    $ 7,225

             Company's buy-back of common          6,800
             stock, which Mr. Ramsay
             acquired through exercised
             stock options in 1997, at
             $1.75 less option price
               8,000 shares at $.85

             Company's buy-out of outstanding      5,400
             exercisable stock options
             at $1.75 per option
             less option price
               6,400 option @ $.85
                                                 -------
                  Total                          $19,465
                                                 -------
                                                 -------

Additionally, the Company continued to pay approximately $40,000 in salary and fringe benefits to Mr. Ramsay through June 19, 1998.

Bonuses for Mr. Russell and other individuals are determined by the Compensation Committee of the Board of Directors based on overall Company performance.


                                        Option/SAR Grants in Last Fiscal Year
          -----------------------------------------------------------------------------------------
                                                    Individual Grants
          -----------------------------------------------------------------------------------------

                                 Number of
                                 Securities        % of Total
                                 Underlying        Options/SARs
                                 Options/          Granted to         Exercise
                                   SARs            Employees in       or Base            Expiration
          Name                    Granted           Fiscal Year      Price($/Sh)            Date
          -----------------------------------------------------------------------------------------
          John S. Lovell          15,000               60%               $.50            06/01/2003

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III



AGGREGATE OPTIONS EXERCISED IN 1998 AND OPTION VALUES AT DECEMBER 31, 1998.

The following table sets forth certain information regarding options to purchase shares of the Company's common stock exercised during the Company's 1998 fiscal year and the number and value of exercisable and unexercisable options to purchase shares of the Company's common stock held as of the end of the Company's 1997 fiscal year by the executive officers of the Company named in the Summary Compensation Table:




            Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
        ------------------------------------------------------------------------------------------
                                                                                    Value of
                                                                  Number of        Unexercised
                                                                 Unexercised       In-the-Money
                                                                Options/SARs at   Options/SARs at
                                                                  FY-End(#)          FY-End($)
                             Shares Acquired       Value         Exercisable/      Exercisable/
              Name             on Exercise      Realized($)(1)   Unexercisable    Unexercisable(2)
         -----------------------------------------------------------------------------------------
         John S. Lovell            -                  -          7,500/7,500              N/A

         Vern K. Peterson          -                  -          12,400/7,200              N/A

(1) Value realized is equal to the difference between the fair market value per share of common stock on the date of exercise and the option exercise price per share multiplied by the number of shares acquired upon exercise of an option.

(2) Value of exercisable/unexercisable in-the-money options is equal to the difference between the fair market value per share of common stock of $.25 at December 31, 1998, and the option exercise price per share multiplied by the number of shares subject to options.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

STOCK OPTIONS

1989 INCENTIVE STOCK OPTION PLAN 1989

The 1989 Incentive Stock Option Plan (the "Plan") is designed to provide incentives for employees who may or may not be key employees, as well as officers and directors who are also employees of the Company and its subsidiaries, by providing up to 200,000 shares of the Company's common stock issuable pursuant to grants.

The Plan is administered by a Committee of at least three directors appointed by the Board of Directors. The Committee is authorized to determine the individuals to whom, and the times at which, options will be granted, the number of shares subject to each grant, the applicable restriction period, the purchase price for the shares subject to the option, and to specify such other terms and provisions of any grants of options as it deems necessary or advisable. However, the term of the options may not be for more than five years and the purchase price per share shall not be less than the market value of such shares at the time of grant. Additionally, options granted under the Plan typically vest 60% after two years of continuous employment of the optionee after the date of grant and 20% each year of continuous employment thereafter. During 1998, no options were exercised. During 1997, options to purchase 43,400 shares of common stock at $.90 per share were exercised. At December 31, 1998 and 1997, options to purchase 3,600 and 5,600, respectively, shares of common stock are exercisable under this plan.

The Plan will terminate in December 1999, except for outstanding options under the Plan, which will remain in effect until they have been exercised or shall have been expired by their terms.

1997 LONG-TERM INCENTIVE PLAN

Stockholders approved the 1997 Long-Term Incentive Plan ("1997 Plan"). The 1997 Plan is designed to provide key management employees of the Company with added incentives to continue in the long-term service of the Company and to create in such employees a more direct interest in the future success of the Company by relating compensation to increases in shareholder value, so that the income of key management employees is more closely aligned with the income of the shareholders of the Company. The 1997 Plan is also designed to attract key employees and to retain and motivate participating employees by providing an opportunity for investment in the Company. The 1997 Plan is administered by the Board of Directors or through an Incentive Plan Committee appointed by the

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                  PART III


Board of Directors and consisting of not less than two persons, all of whom must be non-employee directors. The 1997 Plan reserves 120,000 shares of the Company's common stock for issuance. Any shares that are the subject of an award under the 1997 Plan which have lapsed or expired unexercised or unissued will automatically become available for reissue under the 1997 Plan. The exercise 345prices, vesting schedules, and other pertinent terms of the 1997 Plan will be determined by the Committee, but no exercise price for an incentive stock option will be less than the fair market value of the stock on the date the option is granted. There were no options granted under this plan in 1998 and 1997.

OTHER STOCK OPTIONS

The Company also grants non-qualified stock options to management, outside directors, and consultants as authorized by the Board of Directors. These options are exercisable at varying times from date of grant and expire five years from date of grant. As of December 31, 1998, all non-qualified stock options have been granted at an exercise price at or in excess of the current market value at the time of grant.

Non-qualified stock options to purchase 22,500 shares of common stock at $1.00 were canceled in 1997 and non-qualified stock options to purchase 10,000 shares of common stock at $1.00 were exercised in 1997. Also during 1997, 25,000 non-qualified stock options held by a former member of management to purchase common stock at $.90 per share were exchanged for 16,636 shares of common stock under a cashless exercise. During 1998, stock options to purchase 81,500 shares expired and were cancelled and stock options to purchase 25,000 shares of common stock at an exercise price of $.50 per share were granted. Of the 25,000 stock options, 7,500 vested immediately; 7,500 will vest on January 27, 2000, and 10,000 vest 20% per year until June 1, 2003. As of December 31, 1998 and 1997, non-qualified stock options to purchase 37,500 and 101,500 shares of common stock, respectively, were exercisable.

NON-EMPLOYEE DIRECTORS PLAN

Stockholders approved the Non-Employee Directors Stock Option Plan (the "Non-Employee Directors Plan"). The Non-Employee Directors Plan provides for the grant of stock options to non-employee directors of the Company and its affiliated corporations in order to encourage and provide incentives for high level performance by the non-employee directors of the Company. The maximum number of shares of common stock that may be subject to stock options under

               BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                 PART III


the Non-Employee Directors Plan is 30,000 shares. Upon adoption of the non-Employee Directors Plan or upon initial election or appointment of a non-employee director to the Board of Directors of the Company, he or she shall be granted a stock option to purchase 1,000 shares of common stock. In addition, each non-employee director shall be granted a stock option to purchase 1,000 shares of common stock effective as to each anniversary date of the initial grant of a stock option to such director. Each stock option granted under the Non-Employee Directors Plan shall be vested one-third on the date of grant, one-third upon the first yearly anniversary date of a grant and the final one-third upon the second yearly anniversary date of the grant. The purchase price per share of common stock for the shares to be purchased pursuant to the exercise of a stock option will be 100% of the fair market value of the common stock on the date of grant of the option. No options granted under this plan in 1998 or 1997.

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

COMPENSATION OF DIRECTORS

The non-employee directors were granted 25,000 shares of common stock plus reimbursement of expenses in 1998. The shares of common stock were issued in February 1999.

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with the Operations Director of the Reno, NV laboratory for a period of two years commencing November 24, 1998 at an annual base salary of $65,000 with potential for bonuses and increases in the base salary at the end of year one and year two. The contract also provides for severance compensation if the employee is terminated without cause for a period of two years from the date of the agreement.

The Company has entered into an agreement with a finance and accounting independent contractor which includes compensation of $2,500 per week. Also included is a cash bonus incentive and Stock Appreciation Rights for 30,000 shares of the Company's common stock upon completion of agreed upon assignments and warrants to purchase 10,000 shares of the Company's common stock upon settlement of the EPA investigation.

               BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                 PART III





ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of April 8, 1999, the number of outstanding options and warrants included with the number of shares of common stock owned by each officer and director of the Company and all directors and officers as a group and any persons (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially 5% or more of such securities. As of April 8, 1999, there were 6,562,871 shares of the Company's common stock issued and outstanding, 86,600 outstanding options to purchase the Company's common stock, and 105,000 outstanding warrants to purchase the Company's common stock.



                                      Number of Shares    Percent
Name of Beneficial Owner              of Common Stock     of Class
------------------------              -----------------   --------
J. Graham Russell....................      333,333          5.1
  Barringer Laboratories, Inc.
  15000 W. Sixth Ave., Suite 300
  Golden, Colorado 80401

John Lovell, PhD (8)                       146,389          2.2
  Barringer Laboratories, Inc.
  150000 W. Sixth Ave., Suite 300
  Golden, Colorado 80401

R. Scott Asen(1)(2)(3)(4)(5)(7)......    2,564,961         39.1
  Asen and Co., Inc.
  224 East 49th St.
  New York, NY 10017

Anthony R. Barringer(7)..............       62,000          1.0
  25060 Montane Drive West
  Golden, Colorado 80401

J. Francis Lavelle(6)(7).............    1,499,635         22.9
  The Nassau Group, Inc.
  18 Kings Hwy. North
  Westport, CT 06880

              BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                PART III


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT (CONTINUED)



                                      Number of Shares   Percent
Name of Beneficial Owner              of Common Stock    of Class
------------------------              -----------------  ---------
C.F. Wasser, III(5)(7)...............      166,438           2.5
  12290 Chinchilla Ct.
  Rosemont, Minnesota 55068

All directors and officers as a group
  consisting of six (6) persons......    4,772,756          72.7

-------------------------------------

*Less than 1%

(1) Includes 50,257 shares of the Company's common stock held by an account titled,"Dean Witter Reynolds C/F David V. Foster IRA Rollover dated 2/17/95". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by this account.

(2) Includes 128,333 shares of the Company's common stock held by an account titled,"Asen and Co., Inc. FBO SDFJ, Inc.". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by this account.

(3) Includes 128,333 shares of the Company's common stock held by an account titled "Woodmere Count Investments". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by this account.

(4) Includes 80,555 shares of the Company's common stock held by an account titled "Nicole Miller & Kim Taipale JT Ten". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by this account.

(5) Includes 472,222 shares of the Company's common stock held by an account titled, "AB Associated LP". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by the partnership except those shares in which he has a pecuniary interest. That number of shares will be determined by the final performance of the partnership.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

(6) Includes 50,469 of the Company's warrants. The warrants were issued to Mr. Lavelle as an inducement to Mr. Lavelle to become involved in the Company and also an inducement to purchase 10% of the outstanding shares of the Company's common stock. Each warrant entitles Mr. Lavelle to purchase one share of the Company's common stock upon an average payment of $1.11. Each warrant is exercisable for a period of five (5) years after date of issue. As of December 31, 1998 and 1997, all warrants have been issued.

(7) Includes 25,000 shares of common stock issued in 1998 in consideration of director's compensation.

(8) Includes options to purchase 15,000 shares of the Company's common stock at $.50 per share. 7,500 of the options vest immediately and 7,500 options vest on January 27, 2000. At December 31, 1998, none of the options had been exercised.

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

On December 4, 1998, the Company completed the acquisition of certain assets of Shasta Geochemistry Laboratory, Inc. ("Shasta"), an analytical services company, principally engaged in testing for the mineral exploration industries, in an all stock transaction, for 150,000 shares of the Company's common stock valued at $39,000 and contingent future consideration of additional common stock, not to exceed an additional 150,000 shares, in the event certain goals are met). The Company will issue one additional share of its common stock for each $2.00 that total gross revenues collected by the company from Shasta customers during the first year after closing exceed $300,000, and during the second year after closing exceed $600,000. The purchase price allocation is preliminary and may change based on the resolution of these contingencies.

The assets acquired include customer lists, a noncompetition agreement among the President of Shasta and the Company and all goodwill of Shasta.

The operations of Shasta are incorporated into the operations of the Company's 27,000 square foot laboratory located in Reno, Nevada. The Company has not acquired any assets nor assumed any liabilities of Shasta other than those described above.

The acquisition was accounted for as a purchase with the assets valued at the fair value of the common stock issued by the Company and this value has been allocated to customer list (50%) and noncompetition agreement (50%) and is being amortized over 4 and 2 years, respectively.

Effective April 1998, the Company completed the sale of 1,666,666 shares of restricted common stock at a price of $.30 per share for $500,000, less issuance costs of $9,000, to provide additional working capital. In addition, effective December 1998, the Company finalized an agreement to sell 3,055,556 shares of restricted common stock at a price of $.18 per share for $550,000 consisting of $295,000 of cash proceeds and stock subscription receivable of $255,000 to provide additional working capital. Subsequent to December 13, 1998, all stock subscriptions receivable were collected and the shares of common stock were issued.

The shares were issued at prices less than the market price per share on the effective dates. The difference between the per share transaction prices, as adjusted for dilution, and the issuance price has been recorded as a $183,000 and a $92,000 noncash charge, respectively, and are included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations for the year ended December 31, 1998.

Among the subscribers of the two placements are three members of the Company's board of directors, two of whom are already significant shareholders. The Company claims exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

             BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                PART III

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibits.

               23.1 Consent of BDO Seidman, LLP


        (b)    REPORTS ON FORM 8-K.

               The following reports on Form 8-K were filed:

                    Asset Purchase Agreeement between Shasta Geochemistry Laboratory, Inc. and Barringer Laboratories, Inc. filed on December 17, 1998

                    Financial Statements of Business Acquired and Pro Forma Financial Information filed on February 17, 1999

                                SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BARRINGER LABORATORIES, INC.

Date:  April 14, 1999

                         By: /s/ J. Graham Russell
                             ----------------------------
                             J. Graham Russell, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                     TITLES OR CAPACITIES            DATE
---------                     --------------------            ----
/s/ J. Graham Russell        Director, President and     April 14, 1999
------------------------     Chief Executive Officer
J. Graham Russell            (Principal Executive and
                             Financial Officer)

/s/ R. Scott Asen            Director                    April 14, 1999
------------------------
R. Scott Asen

/s/ Anthony R. Barringer     Director                    April 14, 1999
------------------------
Anthony R. Barringer

/s/ C.F. Wasser, III         Director                    April 14, 1999
------------------------
C.F. Wasser, III

/s/ J. Francis Lavelle       Director                    April 14, 1999
------------------------
J. Francis Lavelle

                            INDEX TO EXHIBITS


                                                 Page
                                                 ----
Exhibit 23.1   Consent of BDO Seidman, LLP.       76

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BARRINGER LABORATORIES, INC.

Date:  April 14, 1998

                             By: /s/ J. Graham Russell
                                 ---------------------------
                                 J. Graham Russell, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                Titles or Capacities      Date
---------                --------------------      ----

/s/J. Graham Russell     Director, President and   April 14, 1999
----------------------   Chief Executive Officer
J. Graham Russell        (Principal Executive
                         Officer)

/s/R. Scott Asen         Director                  April 14, 1999
----------------------
R. Scott Asen

/s/Anthony R. Barringer  Director                  April 14, 1999
----------------------
Anthony R. Barringer

/s/C.F. Wasser, III      Director                  April 14, 1999
----------------------
C.F. Wasser, III

/s/J. Francis Lavelle    Director                  April 14, 1999
----------------------
J. Francis Lavelle