Form 10QSB
period 1999-03-31
BARRINGER LABORATORIES INC
filed 1999-05-17
CIK 859463

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                           Commission
March 31, 1999                                  File Number 0-8241
---------------------------                     ---------------------------

                          Barringer Laboratories, Inc.
-------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

           Delaware                             84-0951626
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

         15000 West 6th Avenue, Suite 300, Golden, Colorado 80401-5047
-------------------------------------------------------------------------------
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

                           Yes __X__       No _____


Number of shares outstanding as of March 31, 1999 -- 6,562,871 of Common Stock, $.01 par value.

                         BARRINGER LABORATORIES, INC.


                                     INDEX


PART I  -  FINANCIAL INFORMATION

Item 1  Financial Statements

        - Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and December 31, 1998

        - Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 1999 and 1998;

        - Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 1999 and 1998;

        -  Notes to Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II -  OTHER INFORMATION


Signatures

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                      March 31,     December 31,
                                        1999           1998
                                     -----------    ------------
                                     (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents          $   36,000      $  173,000
  Trade receivables, less
    allowance of $40,000 and
    $34,000 for doubtful accounts       960,000       1,064,000
  Prepaid expenses and other            362,000         247,000
  Subscription receivable                  -            255,000
                                     ----------      ----------
    Total Current Assets              1,358,000       1,739,000
                                     ----------      ----------


Property and Equipment:
  Machinery and equipment             2,328,000       2,304,000
  Machinery and equipment under
    capital lease obligations           234,000         234,000
  Leasehold improvements                664,000         664,000
  Office furniture and equipment         90,000          90,000
                                     ----------      ----------
                                      3,316,000       3,292,000

  Less accumulated depreciation
    and amortization                  3,024,000       2,964,000
                                     ----------      ----------

      Net Property and Equipment        292,000         328,000

Certificate of Deposit                  150,000         150,000

Other Assets                            101,000         101,000
                                     ----------      ----------

Total Assets                         $1,901,000      $2,318,000
                                     ----------      ----------
                                     ----------      ----------

         See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                        March 31,    December 31,
                                          1999          1998
                                       ----------    ----------
                                       (Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:
  Trade accounts payable               $  333,000     $  247,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                    244,000        343,000
    Accrued property tax                   24,000         46,000
    Other                                 278,000        190,000
  Current maturities of obligations
    Under capital leases                   73,000         74,000
                                       ----------     ----------

    Total Current Liabilities             952,000        900,000

Obligations under capital leases,
  less current maturities                  49,000         71,000
                                       ----------     ----------

    Total Liabilities                   1,001,000        971,000
                                       ----------     ----------

Minority Interest                            -              -

Shareholders' Equity
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                              -              -
  Common stock, $0.01 par value,
    shares authorized, 10,000,000;
    issued and outstanding 6,562,871
    and 3,407,315                          66,000         34,000
  Common stock to be issued                  -           575,000
  Additional paid-in capital            3,726,000      3,184,000
  Accumulated deficit                  (2,869,000)    (2,423,000)
  Translation Adjustment                  (23,000)       (23,000)
                                       ----------     ----------

    Total Shareholders' Equity            900,000      1,347,000
                                       ----------     ----------

Total Liabilities and
  Shareholders' Equity                 $1,901,000     $2,318,000
                                       ----------     ----------
                                       ----------     ----------

         See accompanying notes to consolidated financial statements.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months Ended March 31,
                                    ---------------------------
                                        1999           1998
                                     ----------     ----------
Sales of Services                    $1,206,000     $1,664,000

Cost of Services Sold                 1,198,000      1,271,000
                                     ----------     ----------

Gross Profit                              8,000        393,000
                                     ----------     ----------

Selling, General and
 Administrative Expenses                441,000        525,000
                                     ----------     ----------

Operating Loss                         (433,000)      (132,000)

Other Income (Expense):
   Interest income                        2,000          7,000
   Interest expense                      (8,000)        (3,000)
   Translation gain (loss)               (7,000)        (4,000)
   Other                                   -             3,000
                                     ----------     ----------

Total Other Income (Expense)            (13,000)         3,000
                                     ----------     ----------

Loss before Minority Interest
   in Loss of Subsidiary               (446,000)      (129,000)

Minority Interest in Loss
 of Subsidiary                             -             6,000
                                     ----------     ----------

Net Loss                              $(446,000)     ($123,000)
                                     ----------     ----------
                                     ----------     ----------

         See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months Ended March 31,
                                    ----------------------------
                                       1999            1998
                                    ----------       ----------
Per Share Data:


  Net loss per share:

    Basic                           $    (.07)       $    (.08)
                                    ----------       ----------
                                    ----------       ----------

    Diluted                         $    (.07)       $    (.08)
                                    ----------       ----------
                                    ----------       ----------



Weighted average common shares
  outstanding

    Basic                            6,562,871        1,590,649
                                    ----------       ----------
                                    ----------       ----------

    Diluted                          6,562,871        1,590,649
                                    ----------       ----------
                                    ----------       ----------

         See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                      Three Months Ended March 31,
                                      ----------------------------
                                        1999             1998
                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period               $(446,000)       $(123,000)
Items not affecting cash
  Depreciation and amortization          60,000           49,000
  Bad debt expense                        6,000            7,000
  Minority interest share in loss
    of subsidiary                          -              (6,000)
  Decrease (increase) in operating
    assets net of operating
    liabilities                          35,000         (136,000)
                                      ---------        ---------

  Cash Provided by (used in)
    Operating Activities               (345,000)        (209,000)
                                      ---------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and
  equipment                             (24,000)         (25,000)
                                      ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Sale of common stock                    255,000             -
Payments on capital lease obligations   (23,000)          (7,000)
                                      ---------        ---------
  Cash provided by (used in)
  Financing Activities                  232,000           (7,000)
                                      ---------        ---------

Increase (Decrease) in cash            (137,000)        (241,000)

Cash and cash equivalents
  - beginning of period                 173,000          524,000
                                      ---------        ---------

Cash and cash equivalents
  - end of period                     $  36,000        $ 283,000
                                      ---------        ---------
                                      ---------        ---------

         See accompanying notes to consolidated financial statements.

              BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                               (UNAUDITED)
                               (Continued)

                                      Three Months Ended March 31,
                                      ----------------------------
                                         1999              1998
                                      ---------         ---------
Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables                   $  98,000         $ 123,000
  Other current assets                 (115,000)         (127,000)
  Accounts payable and
    accrued liabilities                 (35,000)         (138,000)
  Other                                  87,000             6,000
                                      ---------         ---------

Total - net                           $  35,000         $(136,000)
                                      ---------         ---------
                                      ---------         ---------

Cash paid during the
  period for interest                 $   8,000         $   3,000
                                      ---------         ---------
                                      ---------         ---------

Cash paid during the
  period for income taxes             $    -            $    -
                                      ---------         ---------
                                      ---------         ---------

See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries, as of March 31, 1999 and the results of their operations and their cash flows for the three months ended March 31, 1999 and 1998. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1998 audited financial statements of Barringer Laboratories, Inc. and Subsidiaries included in its Annual Report on Form 10-KSB for the year ended December 31, 1998. The Form 10-KSB should be read in conjunction herewith.

2.  MANAGEMENT'S PLAN

    The Company's operating plan for the year will concentrate on rebuilding sales in the Mineral Division which suffered a steep decline during 1998, largely due to the depressed level of worldwide mineral exploration activity. Management estimates that the Company's operating activities, plus the necessary investments to rebuild Mineral Division sales, will require additional funding of approximately $500,000 in 1999.

    The Company is addressing this funding requirement in several ways. A $150,000 Certificate of Deposit currently pledged to the Colorado Department of Health in order to meet an environmental regulatory requirement relating to laboratories involved in radiochemistry activities has been released and replaced with a Financial Guarantee
    Bond in May 1999. The Company is also in the process of negotiating a line of credit backed by the Company's accounts receivable. The Company has also established a relationship with a company engaged in the factoring of accounts receivable and is utilizing this relationship to meet its short term cash requirements pending the outcome of the negotiations to secure a line of credit.

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

3.  ACCOUNTING POLICIES

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

    LOSS PER SHARE

    The Company follows the provision of SFAS 128, "Earnings Per Share" SFAS 128 provides for the calculation of "Basic" and Diluted" loss per share. Basic loss per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity, similar to fully diluted loss per share. In loss periods, dilutive common equivalent shares are excluded as the effect March would be anti-dilutive.

    For the three months ended March 31, 1999 and 1998, dilutive common stock equivalents of 191,600 and 191,600, respectively, were not included in the computation of diluted per share data because their effect was antidilutive.

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

3.  INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

    At March 31, 1999, the Company has alternative minimum tax credits of approximately $15,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $4,611,000. Such net operating loss carryforwards expire in varying amounts from 1999 to 2018 and are subject to certain limitations under Section 382 of the Internal Revenue Code ("IRC") of 1986 as amended.

    As of March 31, 1999, a valuation allowance has been recorded, as Management of the Company is not able to determine that the deferred tax asset will be realized.

                BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  INVESTIGATION

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

    By letters dated December 24, 1998, and March 19, 1999, the EPA has informed the Company that it does not intend to take any civil or criminal enforcement action against the Company as a result of the matters reported by the Company. Management believes that the EPA investigation into this matter has concluded.

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

6.  ACQUISITION

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

8.  SALE OF ACCOUNTS RECEIVABLE

    Periodically the Company sells its accounts receivable to an independent factoring company. Pursuant to the provisions of SFAS 125, the Company reflects the transaction as a sale of assets less the costs of the transaction and less any anticipated future loss in value of the retained asset. To the extent that payments from customers exceeds the amount received from the factoring company, the difference less fees and expenses is refunded to the Company. As of March 31, 1999 no accounts receivable had been factored.

9.  BUSINESS SEGMENTS

    In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company reports separately operating results in the following two principal, strategic, business segments: Environmental analytical testing services and mineralogical and geochemical testing activities. The Company evaluates segment performance based on income (loss) from operations. A summary of segment information follows (in thousands $):

                                Three Months Ended March 31,
                                ----------------------------
                                  1999               1998
                                 ------             ------
Environmental
 Sales of Services               $   930           $   954
 Costs and Expenses              $   799           $   813
 Operating Profit                $   131           $   141

Mineral
 Sales of Services               $   276           $   710
 Costs and Expenses              $   661           $   663
 Operating Loss                  $  (385)          $    47

Corporate
 Costs and Expenses              $   179           $   320
 Operating Loss                  $  (179)          $  (320)

Consolidated
 Sales of Services               $ 1,206           $ 1,664
 Costs and Expenses              $ 1,639           $ 1,796
 Operating Loss                  $  (433)          $  (132)


                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Capital Resources and Liquidity" may include forward-looking statements that involve risks and uncertainties. The Company cautions readers that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly the Company's Form 10-KSB for the year ended December 31, 1998, could affect the Company's actual results and cause actual results to differ materially from those in the forward looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999

Sales of services on a combined basis of the environmental and mineral businesses, for the three months ended March 31, 1999 of $1,206,000 are 72% of prior year first quarter sales of $1,664,000. Environmental Division 1998 first quarter sales of $930,000 are lower than first quarter 1998 sales of $954,000 by $24,000. Mineral Division 1999 first quarter sales of $276,000 are down 62% or $440,000 as compared to first quarter 1998 sales of $710,000.

Radiochemistry laboratory sales of $535,000 for the first quarter of 1999 represent a decrease of 14% as compared to the same period in 1998. Inorganic and organic laboratory first quarter sales of $229,000 and $162,000, respectively, are up versus the same period of last year by 5% and 55%, respectively. First quarter 1999 radiochemistry sales are being compared to a strong first quarter in 1998 which was favorably impacted by large one-time carryover work from 1997. In 1999 there are no such large one-time contracts. The Company continues to focus its' attention on the low level radiation testing market.

Mineral Division sales fell by $440,000 or 62% in the first quarter of 1999 versus the first quarter of 1998. The reasons for the decrease continued to be those from the second half of 1998. They are mainly the reduction in mineral exploration work brought about by low gold and other metal prices and the downturn in investment by junior mining companies. In addition a single customer exploration program in Central America continued to be dramatically reduced.

Gross profit of $8,000 for the three months ended March 31, 1999 is $385,000 and 32% (points) lower than the first quarter of 1998. The gross profit deterioration is totally attributable to the Mineral Division which experienced gross profit losses in the first quarter of 1999 as compared to 20% gross margin on sales in the first quarter of 1998. The margin reduction can be traced to lower sales volume with relatively level fixed costs. Start-up and incremental fixed costs associated with the facilities in Mexico, Central America and South America continue to exacerbate the situation. The gross margin losses of the Mineral Division are offset by gross profit and gross margin (5%) points improvement in the Environmental Division.

Selling, general and administrative expenses in the first quarter of 1999 are $84,000 lower than the first quarter of 1998 principally due to professional fees related to the investigation as discussed further under "Capital Resources and Liquidity".

               BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents of $36,000 at March 31, 1999 decreased by $137,000 from $173,000 at December 31, 1998. Operations used cash of $345,000 for the three months ended March 31, 1999, primarily due to the losses for the period and partially offset by a decrease in net operating assets of $35,000. Financing activities generated net cash of $231,000 for the three months ended March 31, 1999 principally from the collection of the subscription receivable from the sale of common stock in December 1998.

The Company's operating plan for the next year will concentrate on rebuilding sales in the Mineral Division which suffered a steep decline during 1998, largely due to the depressed level of worldwide mineral exploration activity. Management estimates that the Company's operating activities, plus the necessary investments to rebuild Mineral Division sales, will require additional funding of approximately $500,000 in 1999.

The Company is addressing this funding requirement in several ways. A $150,000 Certificate of Deposit currently pledged to the Colorado Department of Health in order to meet an environmental regulatory requirement relating to laboratories involved in radiochemistry activities has been released and replaced with a Financial Guarantee Bond in May 1999. The Company is also in the process of negotiating a line of credit backed by the Company's accounts receivable with a number of financial institutions. The Company has also established a relationship with a company engaged in the factoring of accounts receivable and is utilizing this relationship to meet its short term cash requirements pending the outcome of the negotiations to secure a line of credit.

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

By letters dated December 24, 1998, and March 19, 1999, the EPA has informed the Company that it does not intend to take any civil or criminal enforcement action against the Company as a result of the matters reported by the Company. Management believes that the EPA investigation into this matter has concluded.

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

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

At March 31, 1999, the Company has approximately $15,000 of alternative minimum tax credits and unused net operating loss carryforwards of approximately $4,611,000. The alternative minimum tax credits have no expiration date and the loss carryforwards expire in varying amounts from 1999 to 2018 and are subject to certain limitations under Section 382 of the Internal Revenue Code ("IRC") of 1986 as amended.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

INFLATION

Inflation was not a material factor in either the sales or the operating expenses of the Company even though Mexico is considered a highly inflationary economy as discussed in notes to the accompanying consolidated financial statements.

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

The Company is in the process of replacing its two major computer-ized information systems - accounting system and laboratory information management system ("LIMS") - with systems certified as year 2000 compliant by their respective manufacturers. In addition, the Company is either replacing instruments or installing new software in instruments that are not year 2000 compliant. The two computerized information systems cost approximately $100,000 and have been financed with capital leases. The cost to remedy the instrumentation issues is expected to be less than $50,000. Management believes that costs associated with remediation, if necessary, of fax machines, telephones, security systems, etc will not be material. The Company has not developed contingency plans that would assure it will not be adversely impacted by the effect of the Year 2000 Issue and doe not intend to prepare such plans. Actual results could differ materially from the above estimates concerning year 2000 issues.

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

          Exhibit 27, Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          BARRINGER LABORATORIES, INC.
                          ----------------------------
                                  (REGISTRANT)



Date:       May 14, 1999          By: /s/ J. Graham Russell
     ------------------------         -------------------------
                                      Graham Russell
                                      President and C.E.O.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          BARRINGER LABORATORIES, INC.
                          ----------------------------
                                  (REGISTRANT)



Date:       May 14, 1999          By: /s/ J. Graham Russell
     ------------------------         -------------------------
                                      Graham Russell
                                      President and C.E.O.