Form 10QSB
period 1999-06-30
BARRINGER LABORATORIES INC
filed 1999-08-16
CIK 859463

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                     Commission
June 30, 1999                                          File Number 0-8241
-------------------------                          -------------------------

                          Barringer Laboratories, Inc.
----------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                   84-0951626
-------------------------------                 ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

        15000 West 6th Avenue, Suite 300, Golden, Colorado 80401-5047
----------------------------------------------------------------------------
                    (Address of principal executive office)

Issuer's telephone number, including area code         (303) 277-1687
                                                    ------------------------

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

Number of shares outstanding as of June 30, 1999 6,708,982 of Common Stock, $.01 par value.

                          BARRINGER LABORATORIES, INC.

                                     INDEX


PART I    -        FINANCIAL INFORMATION

Item 1    Financial Statements

          - Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998

          -        Consolidated Statements of Operations (Unaudited) for the
                   Three Months and Six Months Ended June 30, 1999 and 1998;

          -        Consolidated Statements of Cash Flows (Unaudited) for the
                   Three Months and Six Months Ended June 30, 1999 and 1998;

          -        Notes to Consolidated Financial Statements.

Item 2   Management's Discussion and Analysis or Plan of Operation


PART II  -        OTHER INFORMATION

                  The following report on Form 8K was filed:

                  General Credit and Security Agreement with Spectrum
                  Commercial Services, a division of Lyon Financial Services,
                  Inc., providing a revolving line of credit.

Signatures


                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                      JUNE 30,      DECEMBER 31,
                                        1999            1998
                                     -----------   -------------
                                     (UNAUDITED)
Assets

Current Assets:
  Cash and cash equivalents          $   50,000      $  173,000
  Trade receivables, less
    allowance of $44,000 and
    $34,000 for doubtful accounts       970,000       1,064,000
  Prepaid expenses and other            327,000         247,000
  Subscription receivable                  -            255,000
                                     -----------     ----------
    Total Current Assets              1,347,000       1,739,000
                                     -----------     ----------

Property and Equipment:
  Machinery and equipment             2,337,000       2,304,000
  Machinery and equipment under
    capital lease obligations           234,000         234,000
  Leasehold improvements                669,000         664,000
  Office furniture and equipment         85,000          90,000
                                     ----------      ----------
                                      3,325,000       3,292,000
  Less accumulated depreciation
    and amortization                  3,081,000       2,964,000
                                     ----------      ----------

      Net Property and Equipment        244,000         328,000

Certificate of Deposit                     -            150,000

Other Assets                            106,000         101,000
                                     ----------      ----------

Total Assets                         $1,697,000      $2,318,000
                                     ==========      ==========


See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                            JUNE 30,      DECEMBER 31,
                                              1999           1998
                                           ----------    ------------
                                           (UNAUDITED)
Liabilities and Shareholders' Equity

Current Liabilities:
  Line of credit                           $  216,000     $     -
  Trade accounts payable                      516,000        247,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses                        186,000        343,000
    Accrued property tax                       31,000         46,000
    Other                                     231,000        190,000
  Current maturities of obligations
    Under capital leases                       73,000         74,000
                                           ----------     ----------

    Total Current Liabilities               1,253,000        900,000

Obligations under capital leases,
  less current maturities                      31,000         71,000
                                           ----------     ----------

    Total Liabilities                       1,284,000        971,000
                                           ----------     ----------

Shareholders' Equity
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued                                  -              -
  Common stock, $0.01 par value,
    shares authorized, 10,000,000;
    issued and outstanding 6,708,982
    and 3,407,315                              67,000         34,000
  Common stock to be issued                      -           575,000
  Additional paid-in capital                3,751,000      3,184,000
  Accumulated deficit                      (3,382,000)    (2,423,000)
  Translation Adjustment                      (23,000)       (23,000)
                                          -----------    -----------

    Total Shareholders' Equity                413,000      1,347,000
                                          -----------    -----------

Total Liabilities and
  Shareholders' Equity                     $1,697,000     $2,318,000
                                          ===========    ===========


See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                             THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                             ---------------------------  ------------------------
                                   1999        1998          1999        1998
                                ----------  ----------     ----------  ----------
Sales of Services               $1,326,000  $1,673,000     $2,532,000  $3,337,000

Cost of Services Sold            1,319,000   1,370,000      2,517,000   2,641,000
                               -----------  ----------     ----------   ---------
Gross Profit                         7,000     303,000         15,000     696,000
                               -----------  ----------     ----------   ---------
Selling, General and
 Administrative Expenses           507,000     795,000        948,000   1,320,000
                               -----------  ----------     ----------   ---------
Operating Loss                    (500,000)   (492,000)      (933,000)   (624,000)

Other Income (Expense):
   Interest income                   2,000       8,000          4,000      15,000
   Interest expense                (18,000)     (3,000)       (26,000)     (6,000)
   Translation gain (loss)           3,000        -            (4,000)     (4,000)
   Other                            (1,000)      9,000         (1,000)     12,000
                               -----------  ----------     ----------   ---------
Total Other Income (Expense)       (14,000)     14,000        (27,000)     17,000
                               -----------  ----------     ----------   ---------
Loss before Income
   Taxes and Minority Interest
   in Loss of Subsidiary          (514,000)   (478,000)      (960,000)   (607,000)

Minority Interest in Loss
 of Subsidiary                       -            -              -          6,000
                               -----------  ----------     ----------   ---------
Net Loss                       $  (514,000) $ (478,000)    $ (960,000)  $ 601,000)
                               ===========  ==========     ==========   =========


                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                           THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                           ---------------------------  -------------------------
                               1999        1998             1999       1998
                            ----------  -----------      ----------  ----------
Per Share Data:

  Net Loss per share:

    Basic                   $     (.08) $      (.16)     $     (.15) $     (.26)
                            ==========  ===========      ==========  ==========
    Diluted                 $     (.08) $      (.16)     $     (.15) $     (.26)
                            ==========  ===========      ==========  ==========

Weighted average common
  shares outstanding

    Basic                    6,660,278    2,979,537       6,611,575   2,285,093
                            ==========  ===========      ==========  ==========
    Diluted                  6,660,278    2,979,537       6,611,575   2,285,093
                            ==========  ===========      ==========  ==========


See accompanying notes to consolidated financial statements.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)


                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                          ----------------------------      ------------------------
                                              1999         1998                  1999       1998
                                            ----------   ---------           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) for
 the period                                 $(514,000)   $(478,000)          $(960,000)   $(601,000)
Items not affecting cash
  Non cash charge related to
    issuance of common stock                     -         183,000                -         183,000
  Depreciation and amortization                57,000       46,000             117,000       95,000
  Bad debt expense                              6,000        6,000              12,000       12,000
  Minority interest share in loss
    of subsidiary                                -            -                   -          (5,000)
  Other                                        (5,000)       8,000              (5,000)       8,000
  Decrease (increase) in operating
    assets net of operating
    liabilities                               104,000       91,000             140,000      (45,000)
                                            ---------   ----------           ---------    ---------
  Cash Provided by (used in)
    Operating Activities                     (351,000)    (144,000)           (696,000)    (353,000)
                                            ---------   ----------           ---------    ---------

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and
  equipment                                    (9,000)     (16,000)            (33,000)     (41,000)
                                            ---------   ----------           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing under line of credit                216,000         -                216,000         -
Sale of common stock                           26,000      492,000             280,000      492,000
Reduction in long-term debt                   (18,000)     (15,000)            (40,000)     (22,000)
Redemption of Certificate of
  Deposit                                     150,000         -                150,000         -
                                            ---------   ----------           ---------    ---------
  Cash provided by Financing
    Activities                                374,000      477,000             606,000      470,000
                                            ---------   ----------           ---------    ---------
Increase (Decrease) in cash                    14,000      317,000)           (123,000)      76,000

Cash and cash equivalents
  - beginning of period                        36,000      283,000             173,000      524,000
                                            ---------   ----------           ---------    ---------
Cash and cash equivalents
  - end of period                           $  50,000   $  600,000           $  50,000    $ 600,000
                                            =========   ==========           =========    =========


See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                   (CONTINUED)


                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30
                               ---------------------------    ------------------------
                                    1999        1998              1999        1998
                                  ---------   ---------        ---------    ---------
Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables               $ (14,000)  $  (2,000)       $  84,000    $ 127,000
  Other current assets               35,000     (23,000)         (80,000)    (150,000)
  Accounts payable and
    accrued liabilities              85,000     102,000          137,000      (50,000)
  Other                              (2,000)     14,000           (1,000)      28,000
                                  ---------   ---------        ---------    ---------
Total - net                       $ 104,000   $  91,000)       $ 140,000    $ (45,000)
                                  =========   =========        =========    =========
Cash paid during the
  period for interest             $  18,000   $   3,000         $ 26,000    $   6,000
                                  =========   =========        =========    =========
Cash paid during the
  period for income taxes         $    -      $    -            $   -       $    -
                                  =========   =========        =========    =========


See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries, as of June 30, 1999 and the results of their operations and their cash flows for the three and six months ended June 30, 1999 and 1998. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1998 audited financial statements of Barringer Laboratories, Inc. and Subsidiaries included in its Annual Report on Form 10-KSB for the year ended December 31, 1998. The Form 10-KSB should be read in conjunction herewith.

2.       MANAGEMENT'S PLAN

         The Company's operating plan for the year has concentrated on rebuilding sales in the Mineral Division which suffered a steep decline during 1998 and 1999, largely due to the depressed level of worldwide mineral exploration activity. Management estimates that the Company's operating activities, plus the necessary investments to rebuild Mineral Division sales, will require funding.

         The Company is addressing this funding requirement in several ways. Effective December 1998, the Company sold 3,055,556 shares of common stock for $550,000. The Company sold an additional 146,111 shares of restricted common stock for $26,300 in June 1999. A $150,000 Certificate of Deposit which was pledged to the Colorado Department of Health in order to meet an environmental regulatory requirement relating to laboratories involved in radiochemistry activities has been released and replaced with a Financial Guarantee Bond. The Company has negotiated a $750,000 line of credit secured by the assets of the Company. Borrowing under the line of credit is limited to the Company's eligible domestic accounts receivable.

         It is probable that the Company will require additional financial resources to enable it to meet its obligations in the future in addition to any funds generated from operations or from the aforementioned other sources. The lack of additional capital could force the Company to substantially curtail operations and possibly consider the sale of existing assets. It could therefore have a material adverse effect on the Company's business.

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

         For the three months and six months ended June 30, 1999 dilutive common stock equivalents of 170,000 and 180,800, respectively, were not included in the computation of diluted per share data because their effect was antidilutive. Option and warrant exercise prices exceeded the average market prices of the common stock. For the three months and for the six months ended June 30, 1998, option and warrant exercise prices exceeded the average market prices of the common stock. Diluted common stock equivalents of 245,600 and 253,125, respectively, were not included in the computation of diluted per share because that effect was antidilutive.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       ACCOUNTING POLICIES (CONTINUED)

         PRINCIPLES OF TRANSLATION

         Effective January 1, 1997, the Company remeasured the assets and liabilities of its Mexican subsidiary from pesos to U.S. dollars since Mexico is considered a highly inflationary economy. Non-monetary assets and liabilities are remeasured at the exchange rate at the date of the change in the functional currency, which rate then becomes, in effect, the "historical rate" for translating those assets in the future. Monetary assets and liabilities are remeasured at the exchange rate in effect at the date a transaction occurs. Gains and losses related to the remeasureent of monetary assets and liabilities are included in income. The Peruvian and Nicaraguan subsidiaries are reported in U.S. dollars.

4.       INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

         At June 30, 1999, the Company has alternative minimum tax credits of approximately $15,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $5,005,000. Such net operating loss carryforwards expire in varying amounts from 1999 to 2018 and are subject to certain limitations under Section 382 of the Internal Revenue Code ("IRC") of 1986 as amended.

         As of June 30 1999, a valuation allowance has been recorded, as Management of the Company is not able to determine that the deferred tax asset will be realized.

                 BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       INVESTIGATION

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

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.       SALE OF COMMON STOCK

         Effective April 1998, the Company completed the sale of 1,666,666 shares of restricted common stock at a price of $.30 per share for $500,000, less issuance costs of $9,000, to provide additional working capital. In addition, effective December 1998, the Company finalized an agreement to sell 3,055,556 shares of restricted common stock at a price of $.18 per share for $550,000 consisting of $295,000 of cash proceeds and stock subscription receivable of $255,000 to provide additional working capital. Subsequent to December 13, 1998, all stock subscriptions receivable were collected and the shares of common stock were issued. In June, 1999, an additional 146,111 shares of restricted common stock were sold for $26,300.

7.       ACQUISITION

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

8.       SALE OF ACCOUNTS RECEIVABLE

         Periodically the Company has sold its accounts receivable to an independent factoring company. The factoring agreement has been replaced with an asset based line of credit. As of June 30, 1999 no accounts receivable had been factored.

9.       ASSET BASED LINE OF CREDIT

         On May 25, 199, the Company entered into a General Credit and Security Agreement with Spectrum Commercial Services, a division of Lyon Financial Services, Inc.

         Under the Credit Agreement, Spectrum agreed to provide a revolving line of credit, secured by essentially all of Barringer's assets. Barringer essentially assigned all collections on its domestic and some foreign accounts receivable to Spectrum and entered into a lock box agreement with Spectrum and Norwest Bank Minnesota, National Association, under which all cash collected on such accounts receivable must be deposited into the lock box and be used to pay down the line of credit. Since the receivables are used to pay down the debt, Barringer, in turn is relying on the line of credit to meet its cash needs.

         The Note is due on May 24, 2001 or earlier upon demand of Spectrum, and Spectrum may demand payment of such amounts at any time for any reason or no reason whatsoever. The maturity date of the line of credit may be extended after May 24, 2001 by Barringer for successive twelve month periods. Spectrum on certain specified conditions, including the demand feature, may terminate the Credit Agreement before the maturity date. However, the Credit Agreement provides that if Barringer terminates the Credit Agreement before the maturity date, it will be liable for a prepayment charge equal to $3,800 times the number of months until the maturity date.

         The maximum amount which Spectrum will advance at any given time is equal to the lesser of

         - a borrowing base equal to 80% of Barringer's eligible accounts receivable, or

         -     a maximum principal amount of $750,000.

         An eligible receivable basically is an account billed to a United States or Canadian customer as to which not more than 10% of the account is more than 90 days past due. However, under the Credit Agreement, Spectrum, in its sole discretion, may determine that a receivable is not an eligible receivable. By way of example, the Credit Agreement sets forth some types of receivables which Spectrum may determine not to be eligible, including receivables which may have earlier been eligible receivables. Such examples include those as to which the account debtor declares bankruptcy, the receivable is not paid within 90 days of the date of the invoice, the account debtor disputes the validity of the receivable, or Spectrum, in its reasonable discretion, becomes dissatisfied with the credit-worthiness of the account debtor. In addition, Spectrum, in its sole discretion, may decrease or increase the borrowing base percentage below or above the 80% described above.

         The annual interest rate on the Note is equal to the prime rate charge by Norwest Bank Minnesota, National Association, plus 5.35%, which is adjusted as the prime rate increases or decreases. As of June 30, 199, Norwest's price rate was 8%.

         If Barringer meet certain profit levels, as set forth in the Credit Agreement, for the year 1999, the interest rate will be reduced to prime plus 4.85%, and if Barringer meets the required 1999 profit levels and certain higher profit levels for the year 2000, the interest rate will be reduced to prime plus 4.35%. However, in no event will the interest rate be less than 10% per year, and the interest payable for each calendar month will be a minimum of $3,800, regardless of the amounts which have been advanced.

         After an event of default, the interest rate would be 5% more than the rate otherwise in affect, except that in any event, the interest rate would not be less than 13% per annum, and at least $5,200 per month in interest would be assessed each month regardless of the amount of advances outstanding.

         In the Credit Agreement, the minimum rates of interest are stated at 13% and, after an event or default, 15% per year, as opposed to 10% and 13%, respectively, as set forth in the Note. Barringer is uncertain as to which rates (those in the Note or in the Credit Agreement) will apply. Furthermore, there can be no assurance that Barringer will meet the profit levels for 1999 and 2000 which would permit a reduction in the interest rates as set forth above.

         The Credit Agreement provides that all fees and expenses reimbursable or payable to Spectrum in connection with the line of credit will be added to the amount of advances outstanding and payable under the Note. In addition, at Spectrum's option, interest which is to paid when due can be added to the principal balance. In addition to other fees and expenses, Barringer is obligated under the Credit Agreement for an administration fee of $2,000 pre calendar quarter and an annual lie maintenance fee of $15,000.

         The Credit Agreement also includes various affirmative and negative covenants, which Barringer must meet. The affirmative covenants include requirement that Barringer maintain nominal profit levels before income taxes or that restrict the net losses that Barringer may incur. The negative covenants prohibit, without Spectrum's consent or otherwise restrict such items as expenditures for fixed assets, indebtedness, recapitalizations, mergers, entry into new lines of business, employee compensation and substantial changes in the present ownership, management or business of Barringer.

         Following its execution of the Credit Agreement and Note on May 25, 1999, Spectrum charged approximately $10,000 in fees and expenses to principal under the line of credit. On or about June 4, 1999, Barringer took initial advances of approximately $46,000 under the line of credit to pay off a factoring company to which accounts receivable had been sold. The factoring company agreed that, after payment of the $46,000, any amounts received on the related receivables would be turned over to Spectrum.

10.      BUSINESS SEGMENTS

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


                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30
                        --------------------------    ------------------------
                            1999         1998             1999        1998
                          --------     --------        ---------    ---------
Environmental
  Sales of Services        $  859       $  837           $1,791       $1,791
  Cost and Expenses           831          795            1,632        1,608
  Operating Profit             28           42              159          183

Mineral
  Sales of Services        $  467       $  836           $  741       $1,546
  Costs and Expenses          817          783            1,476        1,456
  Operating Loss             (350)          53             (735)         102

Corporate
  Costs and Expenses       $  178       $  587           $  357       $  897
  Operating Loss             (178)        (587)            (357)        (897)

Consolidated
  Sales of Services        $1,326       $1,673           $2,532       $3,337
  Costs and Expenses        1,826        2,165            3,465        3,961
  Operating Loss             (500)        (479)            (933)        (624)


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999

Sales of services on a combined basis of the environmental and mineral businesses, for the three months ended June 30, 1999 of $1,326,000 are 79% of prior year second quarter sales of $1,673,000. Environmental Division 1999 second quarter sales of $859,000 are higher versus second quarter of $837,000 by $22,000. Environmental bookings for the second quarter of 1999 are up 34% versus the second quarter of 1998. Mineral Division 1999 second quarter sales of $467,000 are down 44% or $369,000 as compared to second quarter 1998 sales of $836,000.

Radiochemistry laboratory sales of $442,000 for the second quarter of 1999 represent a decrease of 10% as compared to the same period in 1998. Inorganic second quarter sales of $226,000 are down 3% versus the same period of last year. Organic laboratory second quarter sales of $191,000 are up versus the same quarter of 1998 by 69%. The lower radiochemistry laboratory sales are attributable to timing of environmental market activity. The Company anticipates that that section of the market will improve in the second half of 1999. The Company continues to focus its' attention on the low level radiation testing market. Increased organic revenues have been significantly favorably impacted by new business.

Mineral Division sales fell by $374,000 or 45% in the second quarter of 1999 versus the second quarter of 1998. The reasons for the decrease continued to be those from the second half of 1998. They are mainly the reduction in mineral exploration work brought about by low gold and other metal prices and the downturn in investment by junior mining companies. The mineral exploration market is continuing to be very depressed and is expected to be depressed for at least the foreseeable future.

Gross profit of $7,000 for the three months ended June 30, 1999 is $296,000 and 17% (points) lower than the second quarter of 1998. The gross profit deterioration is totally attributable to the Mineral Division which experienced gross profit losses in the second quarter of 1999 as compared to 20% gross margin on sales in the second quarter of 1998. The margin reduction can be traced to lower sales volume with relatively level fixed costs and costs associated with improving laboratory operations. The gross margin losses of the Mineral Division are offset by gross profit and gross margin (3%) points improvement in the Environmental Division.

Selling, general and administrative expenses in the second quarter of 1999 are $288,000 lower than the second quarter of 1998 principally due to professional fees related to the investigation as discussed further under "Capital Resources and Liquidity".

SIX MONTHS ENDED JUNE 30, 1999

Sales of services for the six months ended June 30, 1999 of $2,532,000 are $805,000 lower versus the first six months of 1998. Almost the entire reduction in sales is attributable to the Mineral business. The significant reduction in mineral exploration work that started in 1998 has accelerated in 1999. Major mining and exploration companies are reducing exploration budgets. Junior mining companies are conducting minimal exploration activity with the result that revenue from this market sector have dropped dramatically. Since the Company services this industry, sales have dropped. The Company has aggressively pursued business from mineral companies continuing to explore. As a consequence of these marketing and sales efforts, revenues in Mexico have had a strong first half. However, the mineral exploration market is continuing to be very depressed. It is expected to be depressed for at least the foreseeable future.

Environmental revenues of $1,791,000 were flat in 1999 as compared to 1998. Radiochemistry revenues of $977,000 were down by 12% offset by strong organic laboratory revenues of $353,000, up 60% as compare to 1998. Inorganic laboratory revenues of $461,000 were flat with 1998. The lower radiochemistry laboratory sales are attributable to timing of environmental market activity. The Company anticipates that that section of the market will improve in the second half of 1999. Cumulative bookings for the six months ended June 30, 1999 are up 13% versus the same period in 1998.

Gross profit in 1999 of $15,000 was off from 1998 by $681,000, virtually entirely due to the reduction in the mineral division business.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


Selling, general and administrative expenses have decreased from 1998 by $372,000 primarily due to lower professional fees associated with the concluded investigation and the non cash charge of $183,000 related to the sale of common stock in 1998.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents of $50,000 at June 30, 1999 decreased by $123,000 from $173,000 at December 31, 1998. Operations used cash of $351,000 for the three months ended June 30, 1999, and $696,000 for the six months ended June 30, 1999, primarily due to the losses for the period. Financing activities generated net cash of $374,000 for the three months ended June 30, 1999, primarily from borrowing under the asset based line of credit and redemption of the Certificate of Deposit which was replaced by a bond. Net cash generated from financing for the six months ended June 30, 1999 of $606,000 include proceeds from the sale of restricted common stock, borrowing under the asset based line of credit and redemption of the Certificate of Deposit.

The Company's operating plan for the year has concentrated on rebuilding sales in the Mineral Division which suffered a steep decline during 1998 and 1999, largely due to the depressed level of worldwide mineral exploration activity. Management estimates that the Company's operating activities, plus the necessary investments to rebuild Mineral Division sales, will require funding. The mineral exploration market is continuing to be very depressed and is expected to be depressed for at least the foreseeable future.

The Company is addressing this funding requirement in several ways. Effective December 1998, the Company sold 3,055,556 shares of common stock for $550,000. The Company sold an additional 146,111 shares of restricted common stock for $26,300 in June 1999. A $150,000 Certificate of Deposit which was pledged to the Colorado Department of Health in order to meet an environmental regulatory requirement relating to laboratories involved in radiochemistry activities has been released and replaced with a Financial Guarantee Bond. The Company has negotiated a $750,000 line of credit secured by the assets of the Company. Borrowing under the line of credit is limited by the Company's eligible domestic accounts receivable.

It is probable that the Company will require additional financial resources to enable it to meet its obligations in the future in addition to any funds generated from operations or from the aforementioned or other potential sources. The lack of additional capital could force the Company to substantially curtail operations and possibly consider the sale of existing assets. It could therefore have a material adverse effect on the Company's business.

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

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

At March 31, 1999, the Company has approximately $15,000 of alternative minimum tax credits and unused net operating loss carryforwards of approximately $5,005,000. The alternative minimum tax credits have no expiration date and the loss carryforwards expire in varying amounts from 1999 to 2018 and are subject to certain limitations under Section 382 of the Internal Revenue Code ("IRC") of 1986 as amended.

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

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES



PART II


OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. Information to be included herein is in Note 5 to the Consolidated Financial Statements hereof.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. Information to be included herein is in Note 6 to the Consolidated Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.  None.

ITEM 5.  OTHER INFORMATION.  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         Form 8K, General Credit and Security Agreement with Spectrum Commercial Services, a division of Lyon Financial Services, Inc. providing a revolving line of credit, previously filed.

         Exhibit 27, Financial Data Schedule.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                           BARRINGER LABORATORIES, INC.
                                  (REGISTRANT)





         Date: August 16, 1999              By: /s/ J. Graham Russell
              ----------------------           ---------------------------
                                                 Graham Russell
                                                 President and C.E.O.