Form 10QSB
period 1999-09-30
BARRINGER LABORATORIES INC
filed 1999-11-15
CIK 859463

in

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                    Commission
September 30, 1999                                     File Number 0-8241
------------------                                     ------------------


                          Barringer Laboratories, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                         84-0951626
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

          15000 West 6th Avenue, Suite 300, Golden, Colorado 80401-5047
--------------------------------------------------------------------------------
                     (Address of principal executive office)

Issuer's telephone number, including area code  (303) 277-1687
                                               ---------------

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


Number of shares outstanding as of November 15, 1999 6,708,982 of Common Stock, $.01 par value.

                          BARRINGER LABORATORIES, INC.


                                      INDEX


PART I   -        FINANCIAL INFORMATION

Item 1   Financial Statements

         - Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998

         - Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended September 30, 1999 and 1998;

         - Consolidated Statements of Cash Flows (Unaudited) for the Three Months and Nine Months Ended September 30, 1999 and 1998;

         -        Notes to Consolidated Financial Statements.

Item 2   Management's Discussion and Analysis or Plan of Operation


PART II  -        OTHER INFORMATION





Signatures

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1999             1998
                                                         ----             ----

                                                      (UNAUDITED)

Assets
Current Assets:
  Cash and cash equivalents                           $   59,000      $  173,000
  Trade receivables, less allowance
         of $250,000 and $34,000 for
         doubtful accounts                               821,000       1,064,000
  Prepaid expenses and other                             106,000         247,000
  Subscription receivable                                   -            255,000
                                                      ----------      ----------
         Total Current Assets                            986,000       1,739,000
                                                      ----------      ----------

Property and Equipment:
  Machinery and equipment                              1,353,000       2,304,000
  Machinery and equipment under
         capital lease obligations                       233,000         234,000
  Leasehold improvements                                 519,000         664,000
  Office furniture and equipment                          59,000          90,000
                                                      ----------      ----------
                                                       2,164,000       3,292,000

  Less accumulated depreciation
         and amortization                              2,023,000       2,964,000
                                                      ----------      ----------
           Net Property and Equipment                    141,000         328,000

Certificate of Deposit                                      -            150,000

Other Assets                                              28,000         101,000
                                                      ----------      ----------

Total Assets                                          $1,155,000      $2,318,000
                                                      ----------      ----------
                                                      ----------      ----------



See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                     1999           1998
                                                     ----           ----

                                                  (UNAUDITED)

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:
  Line of credit                                 $   581,000    $      -
  Trade accounts payable                             563,000        247,000
  Accrued liabilities:
         Payroll, compensation and related
           expenses                                  145,000        343,000
         Accrued property tax                         20,000         46,000
         Other                                       181,000        190,000
  Current maturities of obligations
         under capital leases                         73,000         74,000
  Net liabilities of discontinued operations         358,000           -
                                                  ----------    -----------

         Total Current Liabilities                 1,921,000        900,000

Obligations under capital leases,
  less current maturities                             16,000         71,000
                                                  ----------    -----------

         Total Liabilities                         1,937,000        971,000
                                                  ----------    -----------

Shareholders' Equity (Deficit)
  Preferred stock, $2.00 par value,
         1,000,000 shares authorized;
         none issued                                    -              -
  Common stock, $0.01 par value,
         shares authorized 10,000,000;
         issued and outstanding 6,708,982
         and 3,407,315                                67,000         34,000
  Common stock to be issued                             -           575,000
  Additional paid-in capital                       3,741,000      3,184,000
  Accumulated deficit                             (4,567,000)    (2,423,000)
  Translation Adjustment                          (   23,000)    (   23,000)
                                                  ----------    -----------

         Total Shareholders' Equity (Deficit)     (  782,000)     1,347,000
                                                  ----------    -----------

Total Liabilities and Shareholders'
  Equity (Deficit)                                $1,155,000    $ 2,318,000
                                                  ----------    -----------
                                                  ----------    -----------

See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                      1999                1998            1999             1998
                                                      ----                ----            ----             ----

Sales of Services                                $1,140,000            $  938,000       $2,930,000      $2,729,000

Cost of Services Sold                               805,000               656,000        2,138,000       2,046,000
                                                ------------           -----------     ------------     -----------

Gross Profit                                        335,000               282,000          792,000         683,000
                                                ------------           -----------     ------------     -----------

Selling, General and
  Administrative Expenses                           367,000               406,000        1,022,000       1,527,000
                                                ------------           -----------     ------------     -----------

Operating Loss
  Continuing Operations                          (   32,000)           (  124,000)      (  230,000)     (  844,000)

Other Income (Expense):
         Interest income                               -                    3,000            2,000          17,000
         Interest expense                        (   24,000)           (    3,000)      (   50,000)     (    9,000)
         Other                                        1,000                 3,000       (    4,000)          5,000
                                                ------------           -----------     ------------     -----------

Total Other Income (Expense)                     (   23,000)                3,000       (   52,000)         13,000
                                                ------------           -----------     ------------     -----------

Loss from Continuing
         Operations                              (   55,000)           (  121,000)      (  282,000)     (  831,000)

Income (Loss) from Discontinued
         Operations                              (1,132,000)           (   92,000)      (1,865,000)         17,000
                                                ------------           -----------     ------------     -----------

Net Loss                                        $(1,187,000)           $( 213,000)     $(2,147,000)     $( 814,000)
                                                ------------           -----------     ------------     -----------
                                                ------------           -----------     ------------     -----------

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED SEPTEMBER 30,   SIX MONTHS ENDED SEPTEMBER 30,
                                                    1999            1998             1999             1998
                                                    ----            ----             ----             ----
Per Share Data:

  Net Loss per share:

     Basic

         Loss from Continuing
              Operations                         $(    .01)       $(    .04)       $(    .04)       $(    .32)

         Income (Loss) from
              Discontinued
              Operations                         $(    .16)       $(    .03)       $(    .28)       $     .01
                                                 ---------        ---------        ---------        ---------

         Net Loss                                $(    .17)       $(    .07)       $(    .32)       $(    .31)
                                                 ---------        ---------        ---------        ---------
                                                 ---------        ---------        ---------        ---------

     Diluted

         Loss from Continuing
              Operations                         $(    .01)       $(    .04)       $(    .04)       $(    .32)

         Income (Loss) from
              Discontinued
              Operations                         $(    .16)       $(    .03)       $(    .28)       $(    .01)
                                                 ---------        ---------        ---------        ---------

         Net Loss                                $(    .17)       $(    .07)       $(    .32)       $(    .31)
                                                 ---------        ---------        ---------        ---------
                                                 ---------        ---------        ---------        ---------

Weighted average common shares
         outstanding

         Basic                                   6,708,982        3,257,315        6,644,044        2,609,167
                                                 ---------        ---------        ---------        ---------
                                                 ---------        ---------        ---------        ---------

         Diluted                                 6,708,982        3,257,315        6,644,044        2,609,167
                                                 ---------        ---------        ---------        ---------
                                                 ---------        ---------        ---------        ---------


See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                1999              1998             1999               1998
                                                ----              ----             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for
  the period                                $(1,187,000)       $(213,000)       $(2,147,000)       $(814,000)
Items not affecting cash
  Non cash charge related to
     issuance of common stock                      -                -                  -             183,000
  Depreciation & amortization                   103,000           48,000            220,000          143,000
  Bad debt expense                              206,000            6,000            216,000           18,000
  Minority interest share in
     loss of subsidiary                            -                -                  -           (   5,000)
  Other                                     (    45,000)           1,000             40,000            2,000
  Decrease (increase) in
     Operating assets net of
     Operating liabilities                      519,000        ( 306,000)           661,000        ( 344,000)
                                            -----------        ---------        -----------         ---------

  Cash Provided by (used in)
     Operating Activities                    (  314,000)       ( 464,000)        (1,010,000)       ( 817,000)
                                            -----------        ---------        -----------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property and
  Equipment                                 (    17,000)       (  31,000)        (   50,000)       (  72,000)
                                            -----------        ---------        -----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowing under line of credit                  365,000             -               581,000          492,000
Sale of common stock                               -                -               270,000             -
Reduction in long-term debt                 (    15,000)       (   8,000)       (    55,000)       (  30,000)
Redemption of Certificate of
  Deposit                                          -                -               150,000             -
Other                                       (    10,000)            -                  -                -
                                            -----------        ---------        -----------         ---------
  Cash provided by Financing
     Activities                                 340,000        (   8,000)           946,000           462,000
                                            -----------        ---------        -----------         ---------

Increase (Decrease) in cash                       9,000        ( 503,000)       (   114,000)        ( 427,000)

Cash and cash equivalents
  - beginning of period                          50,000          600,000            173,000           524,000
                                            -----------        ---------        -----------         ---------

Cash and cash equivalents
  - end of period                           $    59,000        $  97,000        $    59,000         $  97,000
                                            -----------        ---------        -----------         ---------
                                            -----------        ---------        -----------         ---------

See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           INCREASE (DECREASE) IN CASH
                                   (UNAUDITED)
                                   (CONTINUED)

                                                THREE MONTHS ENDED SEPTEMBER 30,    SIX MONTHS ENDED SEPTEMBER 30,
                                                    1999              1998              1999              1998
                                                    ----              ----              ----              ----
Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables                              $ (314,000)        $(169,000)        $ 230,000         $( 42,000)
  Other current assets                              161,000           (55,000)          (81,000)         (199,000)
  Accounts payable and
         accrued liabilities                        244,000           (82,000)         (338,000)         (103,000)
 Other                                              428,000               -            (472,000)              -
                                                 ----------         ---------         ---------         ----------

Total - net                                      $  519,000         $(306,000)        $(663,000)        $(344,000)
                                                 ----------         ---------         ---------         ----------
                                                 ----------         ---------         ---------         ----------

Cash paid during the
  period for interest                            $   24,000         $   3,000         $  50,000         $   69,000
                                                 ----------         ---------         ---------         ----------
                                                 ----------         ---------         ---------         ----------

Cash paid during the
  period for income taxes                        $     -            $    -            $    -            $    -
                                                 ----------         ---------         ---------         ----------
                                                 ----------         ---------         ---------         ----------



See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     In the opinion of the Company, the unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company and its subsidiaries, as of September 30, 1999 and the results of their operations and their cash flows for the three and nine months ended September 30, 1999 and 1998. The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1998 audited financial statements of Barringer Laboratories, Inc. and Subsidiaries included in its Annual Report on Form 10-KSB for the year ended December 31, 1998. The Form 10-KSB should be read in conjunction herewith.

2.   MANAGEMENT'S PLAN

     At September 30, 1999 the Company has a net working capital deficit of $935,000 and a shareholders' deficit of $782,000. For the nine month period ended September 30, 1999, the Company has incurred a net loss totalling $2,147,000.

     The Company's operating plan for the year has concentrated on rebuilding sales in the Mineral Division which suffered a steep decline during 1998 and 1999, largely due to the depressed level of worldwide mineral exploration activity.

     Because of the increasingly depressed mineral exploration market, the Company decided to exit the mineralogical and geochemical testing business segment (Note 10). Consequently, the Company entered into an agency agreement with Inspectorate Griffith USA, Inc. (Inspectorate) effective October 15, 1999. Under the terms of the agreement, the Company transferred domestic and international customer contracts, while retaining existing trade accounts receivable, to Inspectorate along with the right to use the "Licensed Mark" for promotional marketing and sales activity. In consideration, the Company is entitled to a commission of 2 1/2% of payments received by Inspectorate pursuant to the contracts for a period of three years. In addition, Inspectorate has hired certain of the company's employees and will acquire certain fixed assets at fair market value. The Company has recorded a loss on disposal of this segment of $786,000 to cover costs to close the facilities, to reserve for uncollectible accounts receivable and to reduce fixed assets to market value on a liquidating basis.

     The Company will focus on the environmental analytical testing services business.

     To address the funding requirements for 1999, effective December 1998, the Company sold 3,055,556 shares of common stock for $550,000 and an additional 146,111 shares of restricted common stock for $26,300 in June 1999. In October 1999, the Company entered into subscription agreements with certain shareholders to issue $100,000 of convertible notes, with the option to increase the offering to a total of $500,000. The notes are convertible into shares of restricted common stock at $.06 per share. The proceeds of these notes are expected to be received in the fourth quarter of 1999. A $150,000 Certificate of Deposit which was pledged to the Colorado Department of Health has been replaced with a Financial guarantee bond. Additionally, the Company has a $750,000 line of credit secured by the assets of the Company. Borrowing under the line of credit is limited to the Company's eligible domestic accounts receivable. The Company has not complied with the nominal profit covenant as of September 30, 1999 and is presently working with the lender to waive the violation.

     It is quite possible that the Company could require additional financial resources to enable it to meet its obligations in the future in addition to any funds generated from operations. The lack of additional capital could force the company to substantially curtail operations.

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

     For the three months and nine months ended September 30, 1999, dilutive common stock equivalents of 168,000 and 178,800, respectively, were not included in the computation of diluted per share data because their effect was antidilutive. Option and warrant exercise prices exceeded the average market prices of the common stock. For the three months and for the nine months ended September 30, 1998, option and warrant exercise prices exceeded the average market prices of the common stock. Dilutive Common stock equivalents of 214,100 and 240,117 respectively, were not included in the computation of diluted loss per share because their effect was antidilutive.

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

4.   INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

     At September 30, 1999, the Company has alternative minimum tax credits of approximately $15,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $6,072,000. Such net operating loss carryforwards expire in varying amounts from 1999 to 2018 and are subject to certain limitations under Section 382 of the Internal Revenue Code ("IRC") of 1986 as amended.

     As of September 30 1999, a valuation allowance has been recorded, as Management of the Company is not able to determine that the deferred tax asset will be realized.

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

     Effective October 1999, the Company entered into agreements to issue $100,000 of convertible notes, with the option to increase the offering to $500,000. The principal amount is due in two years from the date of the note with interest of 10% per annum from the due date of such principal until payment in full is made. The Company has the right, at any time until the maturity date, to convert the notes into 8,333,333 shares of restricted common stock. The Company anticipates that it will be in a position to take all action as is necessary to increase the authorized but unissued shares of its common stock during the first quarter of fiscal year 2000, if not sooner. Therefore, if not sooner than the first quarter of fiscal year 2000, the Company shall, as soon as reasonably practicable, convert the notes into shares of common stock at a conversion of $.06 per share.

7.   ACQUISITION

     On December 4, 1998, the Company completed the acquisition of certain assets of Shasta Geochemistry Laboratory, Inc. ("Shasta"), an analytical services company, principally engaged in testing for the mineral exploration industries, in an all stock transaction, for 150,000 shares of the Company's common stock valued at $39,000 and contingent future consideration of additional common stock, not to exceed an additional 150,000 shares.

     The assets acquired include customer lists, a noncompetition agreement among the President of Shasta and the Company and all goodwill of Shasta.

     The acquisition was accounted for as a purchase with the assets valued at the fair value of the common stock issued by the Company and this value has been allocated to customer list (50%) and noncompetition agreement (50%) and is being amortized over 4 and 2 years, respectively. All assets associated with this acquisition have been written off as of September 30, 1999 (Note 10).

8.   SALE OF ACCOUNTS RECEIVABLE

     Periodically the Company has sold its accounts receivable to an independent factoring company. The factoring agreement has been replaced with an asset based line of credit. As of September 30, 1999 no accounts receivable had been factored.

9.   ASSET BASED LINE OF CREDIT

     On May 25, 1999, the Company entered into a General Credit and Security Agreement with Spectrum Commercial Services, a division of Lyon Financial Services, Inc.

     Under the Credit Agreement, Spectrum agreed to provide a revolving line of credit, secured by essentially all of the Company's assets. The Company essentially assigned all collections on its domestic and some foreign accounts receivable to Spectrum and entered into a lock box agreement with Spectrum and Norwest Bank Minnesota, National Association, under which all cash collected on such accounts receivable must be deposited into the lock box and be used to pay down the line of credit. Since the receivables are used to pay down the debt, the Company, in turn is relying on the line of credit to meet its cash needs.

     The Note is due on May 24, 2001 or earlier upon demand of Spectrum, and Spectrum may demand payment of such amounts at any time for any reason or no reason whatsoever. The maturity date of the line of credit may be extended after May 24, 2001 by Barringer for successive twelve month periods. Spectrum on certain specified conditions, including the demand feature, may terminate the Credit Agreement before the maturity date. However, the Credit Agreement provides that if the Company terminates the Credit Agreement before the maturity date, it will be liable for a prepayment charge equal to $3,800 times the number of months until the maturity date.

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

     The annual interest rate on the Note is equal to the prime rate charge by Norwest Bank Minnesota, National Association, plus 5.35%, which is adjusted as the prime rate increases or decreases. As of September 30, 1999, Norwest's prime rate was 8.25%.

     If the Company meets certain profit levels, as set forth in the Credit Agreement, for the year 1999, the interest rate will be reduced to prime plus 4.85%, and if the Company meets the required 1999 profit levels and certain higher profit levels for the year 2000, the interest rate will be reduced to prime plus 4.35%. However, in no event will the interest rate be less than 10% per year, and the interest payable for each calendar month will be a minimum of $3,800, regardless of the amounts which have been advanced.

     After an event of default, the interest rate would be 5% more than the rate otherwise in affect, except that in any event, the interest rate would not be less than 13% per annum, and at least $5,200 per month in interest would be assessed each month regardless of the amount of advances outstanding.

     In the Credit Agreement, the minimum rates of interest are stated at 13% and, after an event or default, 15% per year, as opposed to 10% and 13%, respectively, as set forth in the

     Note. The Company is uncertain as to which rates (those in the Note or in the Credit Agreement) will apply. Furthermore, there can be no assurance that the Company will meet the profit levels for 1999 and 2000 which would permit a reduction in the interest rates as set forth above.

     The Credit Agreement provides that all fees and expenses reimbursable or payable to Spectrum in connection with the line of credit will be added to the amount of advances outstanding and payable under the Note. In addition, at Spectrum's option, interest which is to be paid when due can be added to the principal balance. In addition to other fees and expenses, the Company is obligated under the Credit Agreement for an administration fee of $2,000 per calendar quarter and an annual life maintenance fee of $15,000.

     The Credit Agreement also includes various affirmative and negative covenants, which the Company must meet. The affirmative covenants include requirement that the Company maintain nominal profit levels before income taxes or that restrict the net losses that the Company may incur. The negative covenants prohibit, without Spectrum's consent or otherwise restrict such items as expenditures for fixed assets, indebtedness, recapitalizations, mergers, entry into new lines of business, employee compensation and substantial changes in the present ownership, management or business of the Company. The Company has not complied with the nominal profit covenant as of September 30, 1999 and is presently working with the lender to waive the violation. As of September 30, 1999, $581,000 is outstanding under this agreement.

10.  DISCONTINUED OPERATIONS

     In September, 1999, the Company decided to dispose of its mineralogical and geochemical testing business segment due to the depressed level of worldwide mineral exploration activity. Therefore, it has separately reported the losses from this segment as discontinued operations for all periods presented in the Consolidated Statements of Operations. The Company has estimated the net realizable value of the assets and estimated costs and expenses directly associated with the disposal. The assets and liabilities of the discontinued business segment have been segregated in the Consolidated Balance Sheets. Effective October 15, 1999, the Company entered into an agency agreement with Inspectorate Griffith USA, Inc. Under the terms of the agreement, the Company transferred domestic and international customer contracts, while retaining existing trade accounts receivable, to Inspectorate along with the right to use the "Licensing Mark" for promotional marketing and sales activity. In consideration, the Company is entitled to a commission of 2 1/2% of payments received by Inspectorate pursuant to the contracts for a period of three years. In addition, Inspectorate has hired certain of the Company's employees and will acquire certain fixed assets at fair market value.

                                                 THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                                                     1999                 1998                     1999                 1998
                                                     ----                 ----                     ----                 ----
Sales                                            $   467,000           $  836,000              $   741,000           $1,546,000
                                                 ------------          -----------             ------------          -----------
                                                 ------------          -----------             ------------          -----------

Income (Loss) from Operations                    $(  346,000)          $(  92,000)             $(1,079,000)          $   17,000

Estimated Loss on Disposal                       $(  786,000)          $     -                 $(  786,000)          $     -
                                                 ------------          -----------             ------------          -----------

Income (Loss) from discontinued
         Operations                              $(1,132,000)          $(  92,000)             $(1,865,000)          $   17,000
                                                 ------------          -----------             ------------          -----------
                                                 ------------          -----------             ------------          -----------

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales of services includes the continuing environmental business. The mineral business is reported as discontinued and, therefore, sales and costs are not reported separately. Environmental sales of services in the third quarter are up 21% as compared to 1998. Environmental bookings for the nine months ended September 30, 1999 are up 17% as compared to 1998.

Radiochemistry laboratory sales of $610,000 are up 12% versus 1998, which is a reversal from what had been experienced for the first six months of 1999, in which sales were down 10%. The increase of revenues is attributable to timing in the market. The Company continues to focus market attention on mixed waste radiochemistry testing. Inorganic sales of $214,000 are 77% of the same period in 1998 as the laboratory experienced difficulties in meeting turnaround time requirements. Organic revenues of $320,000 continued strong at 276% of last year as the laboratory continues to have new business.

Gross profits of $335,000 and 29% as a percent of revenue represents an increase of $53,000 and about the same margin percent as in 1998. The increase in gross profit is due principally to higher sales volume.

Selling, General and Administrative expenses in the third quarter of 1999 are $39,000 lower than the same quarter of 1998, primarily due to professional fees related to the investigation referred to in the "Notes to Consolidated Financial Statements, Management's Plan."

NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales of services includes the continuing environmental business. The mineral business is reported as discontinued and, therefore, sales and costs are not reported separately. Environmental sales for the nine months ended September 30, 1999 of $2,930,000 are $201,000 (7%) higher versus the same period in 1998. Radiochemistry revenues of $1,587,000 are 96% and inorganic revenues of $670,000 are 92%, both as compared to the same period of last year. Strong organic revenues of $673,000 offset the declines of the other two laboratories to produce a 7% increase versus 1998. Radiochemistry sales are attributable to timing of environmental market activity, as in fact revenues have increased over last year in the third quarter of 1999. Organic sales increase is a function of adding new customers.

Gross profit of $792,000 is $109,000 higher than 1998 due to higher revenues and a 2% point increase in margins to 27% from 25%.

Selling, general and administrative expenses have decreased from 1998 by $505,000 primarily due to lower professional fees associated with the successfully concluded investigation and the non cash charge in 1998 related to the sale of common stock.

DISCONTINUED OPERATIONS

In September 1999, the Company established a plan to dispose of its mineralogical and geochemical testing business segment. Therefore, it has separately reported the operating losses from this segment as discontinued operations for the three and nine months ended September 30, 1999 and 1998. The Company also recorded an estimated loss on disposal at September 30, 1999 based upon the estimated net realizable value of the discontinued operation including estimated costs and expenses directly associated with the disposal and estimated losses from operations through the disposal date. Losses from discontinued operations totaled $346,000 and $1,079,000 for the three and nine months ended September 30, 1999, respectively. This compares to losses (income) of $(17,000) and $92,000 for the three and nine months ended September 30, 1998, respectively.

At September 30, 1999, the net current liabilities of discontinued operations consisted primarily of trade accounts receivable net of accounts payable and accrued liabilities.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents of $59,000 at September 30, 1999 decreased by $114,000 from $173,000 at December 31, 1998. Operations used cash of $314,000 for the three months ended September 30, 1999, and $1,010,000 for the nine months ended September 30, 1999, primarily due to the losses for the period. Financing activities generated net cash of $340,000 for the three months ended September 30, 1999, primarily from borrowing under the asset based line of credit. Net cash generated from financing for the nine months ended September 30, 1999 of $946,000 include proceeds from the sale of restricted common stock, borrowing under the asset based line of credit and redemption of the Certificate of Deposit.

The Company's operating plan for the year has concentrated on rebuilding sales in the Mineral Division which suffered a steep decline during 1998 and 1999, largely due to the depressed level of worldwide mineral exploration activity.

Because of the increasingly depressed mineral exploration market, the Company decided to exit its business in the mineralogical and geochemical testing segment. Consequently the Company entered into an agency agreement with Inspectorate Griffith USA, Inc. (Inspectorate) effective October 15, 1999. Under the terms of the agreement, the Company transferred domestic and international customer contracts, while retaining existing trade accounts receivable, to Inspectorate along with the right to use the Licensed Mark for promotional marketing and sales activity. In consideration the Company is entitled to a commission of 2 1/2% of payments received by Inspectorate pursuant to the contracts. In addition, Inspectorate has hired certain of the Company's employees and will acquire certain fixed assets at fair market value. The Company has recorded a loss provision of $786,000 to cover costs to close the facilities, uncollectible accounts receivable and reduce fixed assets to market value on a liquidating basis.

The Company will focus on the environmental analytical testing services business.

To address the funding requirements for 1999, effective December 1998, the Company sold 3,055,556 shares of common stock for $550,000 and an additional 146,111 shares of restricted common stock for $26,300 in June 1999. In October 1999, the Company entered into a subscription agreement with certain shareholders to sell notes convertible into an additional 8,333,333 shares of common stock for $500,000. The proceeds from these notes are expected to be received in the fourth quarter of 1999. A $150,000 Certificate of Deposit which was pledged to the Colorado Department of Health has been replaced with a Financial Guarantee bond. The Company has a $750,000 line of credit secured by the assets of the Company. Borrowing under the line of credit is limited to the Company's eligible domestic accounts receivable. The Company has not complied with the nominal profit covenant as of September 30, 1999 and is presently working with the lender to waive the violation.

It is quite possible that the Company could require additional financial resources to enable it to meet its obligations in the future in addition to any funds generated from operations. The lack of additional capital could force the company to substantially curtail operations and possibly consider the sale of assets which could have a material adverse effect on the Company's business.

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

As discussed above, effective October 1999, the Company entered into agreements to issue $100,000, with the option to increase the offering to $500,000, of convertible notes, the principal amount of which is due in full two years from the date of the note with interest of 10% per annum from the due date of such principal until payment in full is made. The Company has the right, at any time until the maturity date, to convert the notes into 8,333,333 shares of restricted common stock. The Company anticipates that it will be in a position to take all action as is necessary to increase the authorized but unissued shares of its common stock during the first quarter of fiscal year 2000, if not sooner. Therefore, if not sooner than the first quarter of fiscal year 2000, the Company shall, as soon as reasonably practicable, convert the notes into shares of common stock at a conversion price of $.06 per share.

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

At September 30, 1999, the Company has approximately $15,000 of alternative minimum tax credits and unused net operating loss carryforwards of approximately $6,072,000. The alternative minimum tax credits have no expiration date and the loss carryforwards expire in varying amounts from 1999 to 2018 and are subject to certain limitations under Section 382 of the Internal Revenue Code ("IRC") of 1986 as amended.

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

PART II


OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS. None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. Information to be included herein is in Note 6 to the Consolidated Financial Statements. The Company utilized the exemption from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder, in that there were a small number of purchasers who were experienced, knowledgeable and sophisticated investors who were and are because of their economic bargaining power, able to fend for themselves in connection with the investment decision.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. Information to be included herein is contained in Note 2 and Note 5, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Conditions and Results of Operations, Capital Resources and Liquidity.

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





                          BARRINGER LABORATORIES, INC.
                                  (REGISTRANT)





    Date:  November 15, 1999                 By: /s/J. Graham Russell
          ---------------------------------      -----------------------
                                                 Graham Russell
                                                 President and C.E.O.