Form 10-K405
period 1999-12-31
BARRINGER LABORATORIES INC
filed 2000-05-15
CIK 859463

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934
     For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from              to
                                    ------------    --------------

                          Commission File Number 0-8241

                          BARRINGER LABORATORIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                              84-0951626
 ------------------------------                             ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

15000 West 6th Avenue, Suite 300, Golden, Colorado      80401-5047
--------------------------------------------------      ----------
     (Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code   (303) 277-1687
                                               ----------------

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

                           Yes    [ ]        No    [X]

This Form 10KSB is the only report not filed timely during the past 12 months.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The issuer's net revenues for the fiscal year ended December 31, 1999 were $4,044,000.

The aggregate market value of voting stock held by nonaffiliates of the registrant, based on the most recent trading date (May 8, 2000), is $8,570,000.

Number of shares outstanding as of May 8, 2000, of Common Stock, $.01 par value 16,803,180.

Documents Incorporated by Reference

None.

Transitional Small Business Disclosure Format (Check one):

                           Yes    [ ]        No    [X]

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

(a)  COMPANY DEVELOPMENT

Barringer Laboratories, Inc. (the "Company") provides analytical services to the environmental services industry. The Company was organized under Delaware law in December 1988. The Company's principal executive office and environmental testing laboratory are located at 15000 West 6th Avenue, Suite 300, Golden, Colorado.

Until September 30, 1999, the Company also provided analytical services to the mineral exploration industry. Because of the sharp downturn in worldwide mineral exploration activity during 1998 and 1999, the Company determined to exit this line of business, which included substantially all of the Company's international operations, and concentrate its resources on the development of its environmental testing business. On October 15, 1999 the Company entered into an agency agreement with Inspectorate Griffith USA, Inc. ("Inspectorate"), under the terms of which the Company transferred its domestic and international mineral analytical customer contracts to Inspectorate along with the right to use the licensed trademark of the Company for promotional marketing and sales activity (the "Licensed Mark"), while retaining existing trade accounts receivable. In consideration, the Company is entitled to a commission of 2 1/2% of payments received by Inspectorate pursuant to the contracts for a period of three years. In addition, Inspectorate hired certain of the Company's then employees and acquired certain fixed assets at fair market value.

(b)  DESCRIPTION OF THE COMPANY'S BUSINESS

OVERVIEW OF ENVIRONMENTAL SERVICES PROVIDED

The Company performs independent analytical testing services for governmental agencies, engineering consulting firms, industrial companies and other entities involved in environmental monitoring programs and the treatment and management of hazardous waste. The market for the Company's services results primarily from its customers' need to comply with Federal, state and local environmental regulations. The Company conducts a small amount of work for customers required to comply with similar environmental regulations in other countries. Customers typically rely heavily on independent laboratories such as the Company to support their efforts to comply with these regulations.

The Company's environmental facility provides a wide range of laboratory testing services to detect and measure the presence of chemical and/or radioactive contamination in samples of water, soil, sediments, air, industrial wastes and effluents, biological materials, vegetation, produce and animal tissues, and body fluids. The analytical activities of the laboratory may be divided into three categories:

o Radiochemistry, or testing for low level contaminants, including naturally occurring isotopes such as uranium and radium, the transuranics such as plutonium and americium and man-made isotopes such as cobalt 60 and iron 55.

o Testing for organic chemical contaminants such as hydrocarbons, pesticides, herbicides, polychlorinated biphenyls (PCBs), and polynuclear aromatics
     (PNAs).

o Testing for inorganic chemical contaminants such as trace metals, nitrates, and sulfates. Included in this category are waste characterization indicators such as corrosivity, ignitability and reactivity required under the Resource Conservation and Recovery Act of 1976, as well as wastewater characterization indicators such as biological (or chemical) oxygen demand (BOD/COD), and turbidity required under the Clean Water Act.

The Company's environmental laboratory also has the ability to analyze mixed wastes: i.e. waste materials that are co-contaminated with both chemical and radioactive contaminants. In 1999, radiochemistry constituted approximately 54.6% of the environmental laboratory's work, organic analysis constituted approximately 22.4%, and the balance constituted inorganic analysis. Even though the Company's environmental laboratory has the ability to perform organic and inorganic chemical analysis for a wide range of potential customers with environmental compliance needs, the Company directs its marketing efforts toward those customers with special needs in the area of radioactively contaminated waste. As a consequence, the large majority of the Company's business is related to its specialized capabilities in the analysis of radioactive and mixed waste. During 1999 the environmental laboratory processed samples for over 300 customers.

SALES BY CATEGORY

The following table sets forth sales for the business by category for the past two fiscal years (in $000).

                                       1999                   1998
                                       ----                   ----

         Radiochemistry               $2,210                 $2,226

         Organic Analysis                930                    478

         Inorganic Analysis              904                    977
                                      ------                 ------
         TOTAL                        $4,044                 $3,681
                                      ======                 ======

CUSTOMER BASE AND MARKETING ACTIVITIES

Because of the Company's special expertise in the analysis of radioactive and mixed waste, its environmental laboratory's customers are widely scattered geographically. Customers include environmental consulting engineering firms, hazardous and low level radioactive and mixed waste treatment/disposal companies, public utilities, industrial companies (including mining companies) and various Federal, state and local government agencies.

In 1999, the three largest customers accounted respectively for 18.7%, 9.7% and 7.8% of the Company's total revenues. The top 10 customers accounted for 58.8% of total revenues. The loss of the Company's largest customer would represent a material adverse development for the Company and would probably result in a downsizing of its environmental laboratory, at least on a temporary basis.

The Company's customers initially award ongoing analytical programs or major analytical projects on the basis of responses to a competitive bidding process. However, customers are inclined to award continuing repeat business to vendors with which they are satisfied according to three key criteria: (a) accuracy of the analytical data provided; (b) quality of customer service and (c) price. The Company has a small number of long term contractual arrangements with customers but these are the exception rather than the norm in the environmental testing industry.

The Company maintains a small, highly qualified group of technical sales staff, who conduct much of their activity by telephone and mail, particularly as it relates to the competitive bidding process that dominates the Company's market for new analytical programs and projects. However, members of the sales staff are devoting increasing amounts of their time to sales trips to visit key customers and potential customers in different geographic regions of the United States.

The Company also maintains a project management staff comprised of technically qualified individuals whose tasks are to ensure that the technical requirements of incoming work are well defined and that customers are updated on the status of work or projects currently in progress in the Company's laboratory. Because it is the members of the project management staff that maintain contact with existing customers on a day to day basis, they form an integral part of the Company's business development effort.

The Company is an exhibitor at a small number of trade shows each year. These shows are chosen for their relevance to the Company's areas of particular expertise and include hazardous waste industry conferences (particularly those focusing on the nuclear industry). The Company is active in a number of trade associations and other industry forums as a means of promoting its visibility and technical expertise. The Company maintains an Internet website, at www.barringer-labs.com, which provides a description of the capabilities of its environmental laboratory and is also used to communicate new developments in the Company, advertise employment opportunities and capture information about potential customers. Given the specialized nature of the Company's environmental analytical activities, management does not believe that print advertising is a productive channel for attracting new business and, therefore, devotes few resources to this form of promotional activity.

COMPETITION

Management believes that the size of the U.S. environmental and hazardous waste testing market falls within the range of $1 - $1.5 billion annually and that it is served by as many as 1,000 independent analytical laboratory facilities owned by several hundred companies.

Between 1991 and 1997, the U.S. market for environmental testing services was characterized by significant overcapacity. Accordingly, while a reputation for producing accurate data, rapid response to customer requirements and an ability to meet tight turnaround standards were important competitive factors, most competition was based largely on price. During that period, prices in some segments of this market declined by as much as 60%.

During 1998 and 1999, several of the larger environmental laboratory groups have either filed for protection under Federal bankruptcy laws or significantly downsized their operations by combining laboratories or through outright closures. Many smaller firms have also closed down. Management believes that this industry process is continuing. Current industry reports suggest that as much as 15 - 20% of the industry's capacity may have been eliminated in the past two years. While there can be no assurance that there will be any lessening of the intense competition prevalent in the market during the early to mid-1990s, or that new competitors will not emerge, management believes that the market may be returning to a more stable supply/demand position.

There have been a number of attempts to achieve dominance in this industry through consolidation strategies, but to date none have succeeded in creating a financially successful business with a significant market share. Nonetheless, many competitors in this highly fragmented market are considerably larger than the Company and have significantly greater financial and human resources than the Company. Accordingly, the Company may be at a competitive disadvantage in competing with these entities, particularly at this time due to the Company's lack of capital. See Item 6, "Management's Discussion and Analysis or Plan of Operation."

The Company conducts a minor portion of its environmental testing business in the general market for environmental chemistry as described above. To this extent, most of its competitors have similar technical capabilities and utilize analytical instrumentation and methods similar to those used by the Company. However, as noted above, the Company's special capabilities and expertise lie in the analysis of radioactive and mixed waste. This is a niche within the overall market in which most environmental laboratories do not compete. No more than 10 to 15 laboratories nationwide possess a radioactive materials license permitting them to handle large volumes of low level radioactively contaminated samples. Even fewer have the comprehensive range of analytical capabilities of the Company. The Company's principal environmental testing operations are, therefore, conducted in a segment of the market which is considerably less competitive than the mainstream environmental testing market. There is no assurance, however, that the current competitive conditions in the Company's market niche will continue or that new competitors will not enter this segment of the overall environmental testing market.

Management believes that the market for testing radioactive and mixed waste offers long term, stable prospects because the technical issues involved in the clean-up of low level radioactive waste tend to be inherently more complex than those encountered in the remediation of non-radioactive chemical waste.

The Department of Energy has emphasized that the clean-up of many radioactively contaminated sites within the United States will take at least 20 years, during which time management estimates there will be a steady flow of work for competent contractors, including analytical laboratories such as the Company's. Management believes that a further long term business opportunity may be developing in this segment of the market in connection with the decommissioning of the country's over 100 nuclear power plants, which are reaching the end of their technical and economic lives.

LICENSES AND PERMITS

The Company's environmental laboratory requires a number of licenses, certifications and accreditations in order to provide the range of analytical services needed to compete effectively in its target markets. These are issued by Federal and state environmental agencies, private accrediting bodies and private industrial corporations. Licenses include the Company's license to handle radioactive materials, which is issued by the Colorado Department of Health (under oversight of the Nuclear Regulatory Commission) and it requires the Company to post a financial bond for clean up expenses. The Company devotes significant resources to the maintenance of these licenses and certifications, which are typically renewable on an annual or other periodic basis.

The Environmental Protection Agency is currently supporting a new initiative known as the National Environmental Laboratory Accreditation Program ("NELAP"), a recently promulgated national standard of accreditation for environmental laboratories designed to reduce the number of separate accreditation systems to which laboratories are currently subject. Securing NELAP accreditation (which is based largely on the International Organization for Standardization (ISO) Guide 25 standard for laboratory accreditation) will be important for the Company. The Company has applied to the State of Colorado for accreditation under NELAP, which may require considerable investment of time and effort, including the use of outside consulting services. However, because NELAP is intended to be reciprocal among participating states, management believes that once this accreditation is secured, it will reduce the Company's total cost of maintaining the necessary Federal and state licenses and accreditations.

REGULATION

The Company's environmental testing activities are regulated by the Environmental Protection Agency, the Nuclear Regulatory Commission, the Occupational Safety and Health Agency and various state agencies including the Colorado Department of Health. Most of these regulations concern the analytical methods used in the laboratory, maintenance of a safe working environment, and the proper disposal of used samples and laboratory waste. To date, compliance with these regulations has taken a significant amount of management and staff time, which can be expected to continue in the future; however this compliance is required of all environmental laboratories.

EMPLOYEES

As of December 31, 1999, the Company had 47 employees of whom 44 were employed on a full time basis. At that date, the Company also employed 5 temporary employees and one independent contractor in its corporate office. Most of the Company's technical staff are degreed professionals, and management believes the Company's reputation and ability to provide customers with high quality data and good service depend upon its ability to attract and retain highly qualified technical staff. None of the Company's employees are represented by any union, and the Company considers its employee relationships to be satisfactory.

OTHER

The Company's business does not depend on the availability of raw materials, nor does the Company have any patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. The Company does not currently devote any significant efforts to research and development. However, management believes its future competitive position may be improved by enhancing its technical capabilities in the area of radiochemical analysis and, to this end, is currently engaged in a search for one or more radiochemistry experts to join the staff.

Item 2.   DESCRIPTION OF PROPERTY

The Company leases office and laboratory space from unaffiliated parties as follows:


                                                                            Square         Annual          Expiration
       Location                                    Use                     Footage          Lease             Date
       --------                                    ---                     -------         ------          ----------
15000 West 6th Avenue, Suite 300          Offices and analytical
Golden, Colorado, USA                     services laboratory                17,800        $174,000     March 31, 2005

5301 Longley Lane                         Offices and analytical
Building E, Suite 178                     services laboratory                25,500        $194,000     Sept. 30, 2001
Reno, Nevada, USA

5301 Longley Lane, #24                    Storage space
Reno, Nevada, USA                                                            2,420          $13,800     Feb. 28, 2001

The Company is attempting to sublease the property at 5301 Longley Lane, which was used in connection with part of the Company's discontinued mineral analytical operations.

The Company believes that the office and laboratory space it currently leases is adequate for its current operations and is in operable condition.

Item 3.           LEGAL PROCEEDINGS

The Company is not a party to any material, pending, or threatening litigation.

In early 1998, the Company learned that certain employees in one section of its environmental laboratory did not consistently follow laboratory practices as set forth in the Company's Standard Operating Procedures and applicable test methods. These irregularities were reported by the Company to the relevant enforcement departments of the Environmental Protection Agency ("EPA").

By letters dated December 24, 1998 and March 19, 1999, the EPA informed the Company that it does not intend to take any civil or criminal enforcement action against the Company as a result of the matters reported by the Company. Management believes that the EPA investigation into this matter has concluded, and that no liability will result.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1999.

At  a  special  meeting  of  stockholders  on  March  29,  2000,  the  Company's
Certificate of Incorporation was amended to increase the authorized number of shares of Common Stock from 10,000,000 to 50,000,000.

                                     PART II

Item 5.   MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

PRICE RANGE OF OUTSTANDING COMMON STOCK

The Company's common stock is traded on the OTC Bulletin Board under the symbol BALB. On March 30, 2000, there were approximately 220 holders of record of the common stock.

The following table sets forth the high and low bid quotations per share of common stock for each quarter of the years indicated. The prices represent quotations between dealers as reported by the NASDAQ and do not include retail markup, markdown or commission and may not necessarily represent actual transactions.
                                                        Common Stock
                                               ------------------------------
                                               High                       Low
                                               ----                       ---

1998            First Quarter                  1.37                       .62
                Second Quarter                  .59                       .31
                Third Quarter                   .56                       .34
                Fourth Quarter                  .31                       .22

1999            First Quarter                   .34                       .20
                Second Quarter                  .31                       .16
                Third Quarter                   .13                       .09
                Fourth Quarter                  .09                       .04

SALES OF UNREGISTERED EQUITY SECURITIES

At various times from October 19 through December 29, 1999, the Company issued and sold $373,000 of convertible subordinated notes payable. The notes were convertible into the common stock, at the option of the Company, at a rate of $0.06 per common share. There was no underwriter, placement agent or broker-dealer involved in the sale of the notes. The notes were sold to existing stockholders of the Company, including two members of the Company's board of directors, Mr. Graham and Mr. Asen, who purchased on the same terms and conditions as the other purchasers. Mr. Graham, who is the Company's president, purchased $12,000 of the notes, and Mr. Asen purchase $325,000. The Company claimed exemption from registration under the Securities Act of 1933 pursuant to the private offering exemption set forth in Section 4(2) thereof. The Company claimed this exemption by virtue of offering the securities privately to only a small number of stockholders who already had a substantial familiarity with the Company and to whom the appropriate disclosures were made. Additional convertible notes were sold to existing stockholders of the Company in the first quarter of 2000, and $600,000 of the notes, including the $373,000, were converted into 10,000,000 shares of common stock in April 200. See note 7 to the consolidated financial statements, "Subordinated Convertible Notes Payable," and
Item 12 herein, "Certain Relationships and Related Transactions."

DIVIDEND POLICY

The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The payment of future dividends and the amount thereof will depend upon the Company's earnings, financial condition, capital requirements and such other factors as the Board of Directors may consider relevant. Under the General Credit and Security Agreement with Spectrum Commercial Services ("Spectrum"), dated May 25, 1999 (relating to the Company's revolving line of credit), the Company is prohibited from paying cash dividends.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, the competitive environment in which the Company operates, future capital needs, and the uncertainty of government agency funding and contracting procedures.

With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Capital Resources and Liquidity" include forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause them to differ materially from those in the forward- looking statements.

Until September 30, 1999, the Company provided analytical services to the mineral exploration industry. Because of the increasingly depressed mineral exploration market, the Company determined to exit the mineralogical and geochemical testing business segment on September 30, 1999. The Company entered into an agency agreement with Inspectorate Griffith USA, Inc. Under the terms of the agreement, the Company transferred all of its' domestic and international mineral customer contracts, while retaining existing trade accounts receivable, to Inspectorate along with the right to use the Licensed Mark for promotional marketing and sales activity. See "Discontinued Operations" below.

With this agreement, the Company effectively exited the mineral testing business. Accordingly, the Company's financial results for 1998 and 1999 have been restated to reflect its continuing business, which comprises its environmental testing and corporate activities. The following discussion should be read with this change in the Company's business activities in mind.

RESULTS OF OPERATIONS

The following is a breakdown of operating results from continuing operations which excludes the discontinued analytical mineral operations for the years ended December 31, 1999 and 1998.

                                               Years Ended December 31
                                                1999             1998
                                                ----             ----

Sales of Services                            $4,044,000      $3,681,000
Cost of Services Sold                         2,969,000       2,730,000
                                             ----------      ----------

Gross Profit                                  1,075,000         951,000

Selling, General and
  Administrative Expenses                     1,445,000       2,065,000
                                             ----------      ----------

Operating Loss                                 (370,000)     (1,114,000)
                                             ----------      ----------

Other Income (Expense):
  Interest Income                                 2,000          23,000
  Interest Expense                              (87,000)        (11,000)
  Other Income                                   (7,000)          1,000
                                             ----------      ----------
                                                (92,000)         13,000
                                             ----------      ----------

Loss from Continuing Operations               $(462,000)    $(1,101,000)
                                             ==========      ==========

1999 COMPARED TO 1998

Net sales for 1999 from continuing operations of $4,044,000 increased by 10% compared to 1998 sales of $3,681,000. This increase reflects a general expansion in the Company's customer base due to improved marketing and sales programs and maintenance of a high level of customer service. Within this general improvement, however, there were shifts in the mix of the Company's business from an operational standpoint. The following table shows the breakdown of business by type of analytical work for 1999 compared with 1998 (in $000s).

Type of Work                    1999               1998           Increase
                                                                 (Decrease)
Radiochemistry              $   2,210          $   2,226          $  (16)
Inorganics                  $     904          $     977          $  (73)
Organics                    $     930          $     478          $  452

The most important aspect of the above table is the significant increase in the volume of organics work performed by the Company. This was the result of a marketing program designed to take advantage of the surplus instrument capacity in the Company's organics laboratory. Specifically, most of the increased organics work was performed for three contract operators at a major Department of Energy site in Texas.

The decline in inorganics work was largely attributable to the ongoing decline in work volume from the Company's second largest customer, a former uranium mining company whose site clean-up work has been declining gradually for several years and will continue to do so in the future. While this change leaves the Company with spare capacity in its inorganics laboratory, the overall change in the mix of analytical work is beneficial because margins on organics analytical work are typically higher than those in inorganics work.

Gross profit of the environmental laboratory increased from $951,000 to $1,075,000 between 1998 and 1999. This represented a margin improvement from 25.8% in 1998 to 26.5% in 1999, mainly attributable to a reduction in the unit costs of labor and other direct costs. This, in turn was due to the increase in organics revenues because this type of work is instrument intensive rather than labor intensive so that an almost 100% increase in volume in this laboratory generated a relatively minor increase in labor and other direct costs. It is the Company's intention to endeavor to further increase the amount of organics work as a proportion of total revenues.

Selling, General and Administrative expenses decreased to $1,445,000 in 1999 from $2,065,000 in 1998, a decrease of $620,000. The most significant elements of the decrease were the absence in 1999 of legal costs associated with the investigation of the Company's organics laboratory, which occurred in 1998; non-cash compensation charges of $275,000 associated with two private equity offerings during 1998 whereas there was no material non- cash compensation charges associated with the 1999 private placement; offset by increased expenditures on marketing and sales programs and additional administrative support and one-time expenses associated with a personnel change.

Net financing and interest costs of the environmental laboratory amounted to $85,000 in 1999 compared with net interest income in 1998 of $12,000. This change represents the cost of the receivables-backed line of credit negotiated with Spectrum during 1999. See "Capital Resources & Liquidity" below.

DISCONTINUED OPERATIONS

In September 1999, the Company decided to dispose of its mineralogical and geochemical testing business segment due to the depressed level of worldwide mineral exploration activity. Therefore, it has separately reported the losses from this segment as discontinued operations for all periods presented in the Statements of Operations. The Company has estimated the net realizable value of the assets and estimated costs and expenses directly associated with the disposal. The assets and liabilities of the discontinued business segment have been segregated in the Consolidated Balance Sheets. Effective October 15, 1999, the Company entered into an agency agreement with Inspectorate Griffith USA, Inc. Under the terms of the agreement, the Company transferred all of its domestic and international mineral customer contracts, while retaining existing trade accounts receivable, to Inspectorate along with the right to use the

Licensed Mark for promotional marketing and sales activity. In consideration, the Company is entitled to a commission of 2 1/2% payments received by Inspectorate pursuant to the contracts for a period of three years. In addition, Inspectorate hired certain of the Company's former employees and acquired certain fixed assets at fair market value.

The following is a breakdown of operating results from discontinued operations for the years ended December 31, 1999 (through September 30, 1999) and 1998 (in $000's):

                                            Years Ended December 31,
                                            ------------------------
                                                1999          1998
                                                ----          ----

Sales of Services                            $ 1,252       $ 2,559
Cost of Services Sold                          2,053         2,448
                                             -------       -------

Gross Profit (Loss)                             (801)          111

Selling, General and
  Administrative Expenses                        446           420
                                             -------       -------


Operating Loss                                (1,247)         (309)
                                             -------       -------

Other Income (Expense):
  Costs to Close                              (1,086)         --
  Other Costs, Net                              --              (3)
  Gain on Sale of Assets                        --              17
                                             -------       -------
Total Other Income (Expense)                  (1,086)           14
                                             -------       -------

Net Loss                                     $(2,333)      $  (295)
                                             =======       =======

Included in costs to close are payments on leases until terminated, transferred or sublet; costs to remodel, clean and maintain the facility; reserve for an account receivable; and write down of fixed and other assets to net realizable value.

CAPITAL RESOURCES AND LIQUIDITY

The following is presented on a consolidated basis including both continuing and discontinued operations.

The Company is faced with a significant working capital shortage. At December 31, 1999, negative working capital was $1,539,000. Management is attempting to minimize the negative impact of the working capital shortage through close supervision of general and administrative expenses. In addition, the Company is seeking additional equity and/or debt financing. The Company has raised equity capital from certain of its existing stockholders and may continue to raise additional equity capital from them. No assurance can be made that additional capital will be raised, or if raised, that it will be on terms beneficial to the Company.

Cash and cash equivalents totaled $92,000 at December 31, 1999 compared with $173,000 at December 31, 1998. The $81,000 reduction resulted from cash used in operating activities of $806,000 and cash used in investing activities of $269,000, offset by cash flows from financing activities of $994,000.

Cash used in operations of $806,000 resulted from operating losses of $2,795,000 (including losses from discontinued operations of $2,333,000 of which $1,086,000 is a loss on the disposal of a business segment) plus a decrease in operating assets (net of operating liabilities) of $653,000, offset by various non-cash items including depreciation and amortization ($226,000), and bad debt provisions ($1,000).

Cash used in investing activities of $269,000 was related to computer and instrument purchases for the Environmental business, and the purchase of a truck for the Mexico operation, as well as cash paid in connection with disposal of the business segment.

Cash from financing activities resulted from the cash collected from the December 1998 private placement of $255,000 in January 1999. An additional 146,111 shares of restricted common stock were sold in June 1999 for $26,000. Additional cash was generated through the release of a $150,000 Certificate of Deposit which was pledged to the Colorado Department of Health and replaced with a financial guarantee bond. Net cash of $267,000 was also generated under the line of credit secured by the Company's assets and limited to the Company's eligible domestic accounts receivable. The Company has not complied with the nominal profit and other covenants in the General Credit and Security Agreement as of December 31, 1999. Spectrum, the lender, has waived these defaults until May 15, 2000. From October 1999 through December 31, 1999, the Company entered into subscription agreements with certain existing shareholders to issue $373,000 of convertible notes, with the option to increase the offering to a total of $500,000. In early 2000, funding under this program was increased to $700,000 from $500,000. Additional notes for the remaining $127,000 of the $500,000, plus an additional $100,000 in convertible notes, were issued through March 2000. All of the notes were convertible into shares of restricted common stock at $.06 per share. In April 2000, all $600,000 of notes were converted into 10,000,000 shares of common stock.

As of December 31, 1999, the Company had a net working capital deficiency of $1,539,000. This net working capital deficiency resulted principally from a net loss of $2,795,000 which includes the loss from discontinued operations of $2,333,000 (including depreciation and other non-cash charges) for the year ended December 31, 1999. Also contributing to the working capital deficiency was the line of credit of $267,000, subordinated convertible notes payable of $373,000, net liabilities of discontinued operations of $627,000 and trade accounts payable and accrued expenses of $1,120,000 which includes accruals related to the discontinued operations.

The Company's current cash requirements to sustain its operations for the next twelve months are estimated to be approximately $600,000. The Company expects that these requirements will be provided by a combination of cash generated from operations, cash provided by the Company's line of credit based upon eligible domestic accounts receivable, and cash from short-term debt and/or equity financings with existing stockholders.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or, if such required funds are not internally generated, that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

The Company's effective tax rate differs materially from the Federal statutory rate of 34% as discussed in the notes to the accompanying consolidated financial statements.

At December 31, 1999, the Company has alternative minimum tax credits of approximately $15,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $6,085,000. Such net operating loss carryforwards expire in varying amounts from 2000 to 2019 and are subject to certain limitations under
Section 382 of the Internal Revenue Code ("IRC") of 1986, as amended.

As of December 31, 1999, a valuation allowance of $2,649,000 was recorded, because management of the Company is not able to determine that it is more likely than not that the Company's deferred tax assets will be realized. The Company has recorded a valuation allowance primarily related to the uncertainty of realizing operating loss carryforwards due to limitations under the IRC of 1986.

INFLATION

Inflation was not a material factor in either the sales or the operating expenses of the Company during the two year period ended December 31, 1999.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFA No. 137, requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair market value. Gains or losses resulting from changes in the values of those No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no effect on its financial statements.

YEAR 2000 COMPLIANCE

During 1999, the Company initiated its Year 2000 compliance project. The evaluation addressed internal hardware and software, production instruments, key vendors, customers, and other significant third parties. The Company did not experience any Y2K disruptions, nor did any entity expend any significant amounts during 1999 or in 2000 to ensure Y2K compliance.

Item 7.   FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

To the Shareholders and Board of Directors of Barringer Laboratories, Inc.
Golden, Colorado

We have audited the accompanying consolidated balance sheets of Barringer Laboratories, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 12, in 1999 the Company disposed of its mineralogical and geochemical testing business segment. Accordingly, the accompanying financial statements present the mineralogical and geochemical testing business segment as a discontinued operation for all periods presented.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barringer Laboratories, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.



                                               /s/ BDO Seidman, LLP

Denver, Colorado
April 14, 2000, except for Note 4
  which is as of April 28, 2000.


                            BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Years Ended December 31,
                                                                1999                         1998
                                                                ----                         ----

Sales of Services ...............................         $ 4,044,000                   $ 3,681,000

Cost of Services Sold ...........................           2,969,000                     2,730,000
                                                          -----------                   -----------

  Gross Profit ..................................           1,075,000                       951,000

Selling, General and
  Administrative Expenses .......................           1,445,000                     2,065,000
                                                          -----------                   -----------


  Operating Loss ................................            (370,000)                   (1,114,000)
                                                          -----------                   -----------


Other Income (Expense):
  Interest income ...............................               2,000                        23,000
  Interest expense ..............................             (87,000)                      (11,000)
  Other .........................................              (7,000)                        1,000
                                                          -----------                   -----------

Total Other Income (Expense) ....................             (92,000)                       13,000
                                                          -----------                   -----------

Loss from Continuing Operations .................            (462,000)                   (1,101,000)
                                                          -----------                   -----------

Discontinued Operations:
  Loss from discontinued
  operations of mineralogical
  and geochemical testing
  business segment ..............................          (1,247,000)                     (295,000)

  Loss on disposal of
  mineralogical and geochemical
  testing business segment ......................          (1,086,000)                         --
                                                          -----------                   -----------

  Total Discontinued Operations .................          (2,333,000)                     (295,000)
                                                          -----------                   -----------

Net Loss ........................................         $(2,795,000)                  $(1,396,000)
                                                          ===========                   ===========





See accompanying notes to consolidated financial statements.



                            BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Years Ended December 31,
                                                                            1999                       1998
                                                                            ----                       ---
Per Share Data:

Net Loss per common share

    Basic and Diluted:

         Loss from Continuing
           Operations ......................................        $       (.07)              $       (.45)

         Loss from Discontinued
           Operations ......................................                (.35)                       (.12)
                                                                    -------------               ------------

         Net Loss ..........................................        $       (.42)              $         (.57)
                                                                    =============               =============

Weighted average common
  shares outstanding

    Basic and Diluted ......................................            6,672,263                   2,442,817
                                                                    =============               =============











See accompanying notes to consolidated financial statements.


                             BARRINGER LABORATORIES, INC. & SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,
                                                                        1999                       1998
                                                                        ----                       ----
Assets

Current Assets:
  Cash and cash equivalents ...................................     $   92,000                 $  173,000
  Trade receivables, less
    allowance of $116,000 and
    $13,000 for doubtful accounts .............................        705,000                    636,000
  Prepaid expenses and other ..................................         92,000                    114,000
  Net assets of discontinued operations .......................           --                      509,000
  Subscription receivable .....................................           --                      255,000
                                                                    ----------                 ----------

    Total Current Assets ......................................        889,000                  1,687,000
                                                                    ----------                 ----------


Property and Equipment:
  Machinery and equipment .....................................      1,375,000                  1,332,000
  Machinery and equipment under
    capital lease obligations .................................        234,000                    234,000
  Leasehold improvements ......................................        519,000                    514,000
  Office furniture and equipment ..............................         59,000                     59,000
                                                                    ----------                 ----------
                                                                     2,187,000                  2,139,000
  Less accumulated depreciation and
    amortization ..............................................      2,054,000                  1,927,000
                                                                    ----------                 ----------

    Net Property and Equipment ................................        133,000                    212,000
                                                                    ----------                 ----------

Other Assets:
  Certificate of Deposit ......................................           --                      150,000
  Other .......................................................         34,000                     32,000
                                                                    ----------                 ----------
Total Other Assets ............................................         34,000                    182,000
                                                                    ----------                 ----------


Total Assets ..................................................     $1,056,000                 $2,081,000
                                                                    ==========                 ==========









See accompanying notes to consolidated financial statements.



                             BARRINGER LABORATORIES, INC. & SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                     1999                       1998
                                                                     ----                       ----
Liabilities and Shareholders' Equity/(Deficit)

Current Liabilities:
     Line of credit .........................................   $   267,000                $      --
     Subordinated convertible notes
         payable ............................................       373,000                       --
     Trade accounts payable .................................       562,000                    195,000
     Accrued liabilities:
         Payroll, compensation and
              related expenses ..............................       178,000                    203,000
         Accrued property tax ...............................        38,000                     41,000
         Other ..............................................       342,000                    150,000
     Current maturities of obligations
         under capital lease ................................        41,000                     74,000
     Net liabilities of discontinued
         operations .........................................       627,000                       --
                                                                -----------                -----------

         Total Current Liabilities ..........................     2,428,000                    663,000

Obligations under capital lease,
     less current maturities ................................        31,000                     71,000
                                                                -----------                -----------

         Total Liabilities ..................................     2,459,000                    734,000
                                                                -----------                -----------

Commitments and Contingencies

     Shareholders' Equity/(Deficit)
         Preferred stock, $2.00 par value,
              1,000,000 shares authorized;
              none issued ...................................          --                         --
         Common stock, $0.01 par value,
              50,000,000 shares authorized;
              6,708,982 and 3,407,315
              issued and outstanding ........................        68,000                     34,000
         Treasury stock, at cost ............................        (5,000)                      --
         Common stock to be issued ..........................          --                      575,000
         Additional paid-in capital .........................     3,752,000                  3,184,000
         Accumulated deficit ................................    (5,218,000)                (2,423,000)
         Accumulated other comprehensive
              income ........................................          --                      (23,000)
                                                                -----------                -----------

     Total Shareholders' Equity/(Deficit) ...................    (1,403,000)                 1,347,000
                                                                -----------                -----------

     Total Liabilities and
         Shareholders' Equity/(Deficit) .....................   $ 1,056,000                $ 2,081,000
                                                                ===========                ===========




See accompanying notes to consolidated financial statements.


                            BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                    (IN 000'S EXCEPT SHARE DATA)

                               Years Ended December 31, 1999 and 1998

                                                                 Common Stock                                   Treasury Stock
                                              -----------------------------------------------------             --------------
                                                       Issued                     To Be Issued
                                              Shares            Amount       Shares          Amount         Shares         Amount
                                              ------            ------       ------          ------         ------         ------
Balance, January 1, 1998 ..............      1,590,649     $       16           --        $     --              --       $     --
Private Placement, net of
  issuance costs of $9,
  April 1998 ..........................      1,666,666             17           --              --              --             --
Private Placement, December
  1998 ................................           --             --        3,055,556             550            --             --
Stock Granted to Directors ............           --             --          100,000              25            --             --
Stock Issued in Acquisition ...........        150,000              1           --              --              --             --
Net Loss for Year .....................           --             --             --              --              --             --
                                            ----------     ----------     ----------      ----------      ----------     ----------
Balance, December 31, 1998 ............      3,407,315             34      3,155,556             575            --             --
Private Placement December
  1998 ................................      3,055,556             31     (3,055,556)           (550)           --             --
Stock Granted to Directors ............        100,000              1       (100,000)            (25)           --             --
Private Placement, May 1999 ...........        146,111              2           --              --              --             --
Purchase of Management Stock ..........           --             --             --              --            27,777             (5)
Foreign currency translation
  adjustment - discontinued
  operations ..........................           --             --             --              --              --             --
Net Loss for Year .....................           --             --             --              --              --             --
                                            ----------     ----------     ----------      ----------      ----------     ----------
Balance, December 31, 1999 ............      6,708,982     $       68           --        $     --            27,777     $       (5)
                                            ==========     ==========     ==========      ==========      ==========     ==========

                                                                                          Accumulated
                                                  Additional                                 Other
                                                   Paid-In           Accumulated         Comprehensive
                                                   Capital             Deficit               Income             Total
                                                  ----------         -----------         -------------          -----
Balance, January 1,1998 ...............            $ 2,397            $(1,027)            $   (23)            $ 1,363
Private Placement, net of
  issuance costs of $9, April
  1998 ................................                657               --                  --                   674
Private Placement, December
  1998 ................................                 92               --                  --                   642
Stock Granted to Directors ............               --                 --                  --                    25
Stock Issued in Acquisition ...........                 38               --                  --                    39
Net Loss for Year .....................               --               (1,396)               --                (1,396)
                                                   -------            -------             -------             -------
Balance, December 31, 1998 ............              3,184             (2,423)                (23)              1,347
Private Placement December
  1998 ................................                519               --                  --                  --
Stock Granted to Directors ............                 24               --                  --                  --
Private Placement, May 1999 ...........                 25                 27
Purchase of management stock ..........               --                 --                  --                    (5)
Foreign currency translation
  adjustment - discontinued
  operations ..........................               --                 --                    23                  23
Net Loss for Year .....................               --               (2,795)               --                (2,795)
                                                   -------            -------             -------             -------
Balance, December 31, 1999 ............            $ 3,752            $(5,218)            $  --               $(1,403)
                                                   =======            =======             =======             =======

See Accompanying Notes to Consolidated Financial Statements.


                            BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        Years Ended December 31,
                                                                   1999                         1998
                                                                   ----                         ----
Cash Flows From Operating Activities
Net loss ..................................................    $(2,795,000)                 $(1,396,000)
Adjustments to reconcile net loss
  to net cash used in operating
  activities:
Compensatory costs related to
  issuances of common stock ...............................           --                        275,000
Loss on disposal of discontinued
  operations ..............................................      1,086,000                         --
Depreciation and amortization .............................        226,000                      181,000
(Gain) loss on disposal of assets .........................           --                        (17,000)
Bad debt expense ..........................................          1,000                       24,000
Compensation costs related to stock
  grants to directors .....................................           --                         25,000
(Increase) decrease in operating
  assets net of operating liabilities .....................        653,000                      (82,000)
                                                               -----------                  -----------

Cash Used in Operating Activities .........................       (829,000)                    (990,000)
                                                               -----------                  -----------

Cash Flows From Investing Activities
Purchase of property and equipment ........................        (85,000)                    (120,000)
Cash paid upon disposal of
  discontinued operations .................................       (161,000)                        --
Proceeds from sale of assets ..............................           --                         17,000
                                                               -----------                  -----------
Cash Used in Investing Activities .........................       (246,000)                    (103,000)
                                                               -----------                  -----------

Cash Flows From Financing Activities
Borrowing under line of credit ............................        267,000                         --
Proceeds from issuing convertible notes ...................        373,000                         --
Proceeds from sale of common stock ........................         27,000                      786,000
Redemption of certificate of deposit ......................        150,000                         --
Purchase of common stock ..................................         (5,000)                        --
Payments on capital lease obligations .....................        (73,000)                     (44,000)
Proceeds from satisfaction of
  subscription receivable .................................        255,000                         --
                                                               -----------                  -----------

Cash Provided By Financing
  Activities ..............................................        994,000                      742,000
                                                               -----------                  -----------

Decrease in cash ..........................................        (81,000)                    (351,000)

Cash and cash equivalents beginning
  of year .................................................        173,000                      524,000
                                                               -----------                  -----------

Cash and cash equivalents, end of year ....................    $    92,000                  $   173,000
                                                               ===========                  ===========


See accompanying notes to consolidated financial statements.


                            BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                         Years Ended December 31,
                                                        1999                  1998
                                                        ----                  ----
Decrease (increase) in operating
  assets net of operating liabilities

         Trade receivables ......................    $ 74,000              $ (26,000)
         Other current assets ...................     101,000               (120,000)
         Other assets ...........................      10,000                 (9,000)
         Accounts payable and accrued
             liabilities ........................     468,000                 73,000
                                                     --------               --------

Total, net ......................................    $653,000              $ (82,000)
                                                     ========               ========










See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Barringer Laboratories, Inc., (the "Company") is an analytical services company, principally engaged in analytical testing for the environmental services industry.

MANAGEMENT'S PLAN

The Company's operating plan for 1999 focused on revitalizing its Mineral Division, which had suffered a steep decline in revenues during 1998, due to the depressed level of worldwide mineral exploration activity. Conditions in this market continued to deteriorate during 1999 and the Company determined to exit this business (See Note 12).

The Company entered into an agency agreement with Inspectorate Griffith USA, Inc. (Inspectorate) effective October 15, 1999. Under the terms of the agreement, the Company transferred all of its domestic and international mineral testing customer contracts, while retaining existing trade accounts receivable, to Inspectorate along with the right to use the Licensed Mark for promotional marketing and sales activity. In consideration, the Company is entitled to a commission of 2 1/2% of payments received by Inspectorate pursuant to the contracts for a period of three years. No commission has been recorded or received from Inspectorate as of December 31, 1999. In addition, Inspectorate has hired certain of the Company's employees and acquired certain fixed assets at fair market value. The Company has recorded a loss on disposal of this segment of $1,086,000, which includes all foreign investments and an immaterial minority interest.

The Company's intent is to focus on the environmental testing services business.

As of December 31, 1999, the Company had a net working capital deficiency of $1,539,000. This net working capital deficiency resulted principally from a net loss of $2,795,000 which includes the loss from discontinued operations of $2,333,000 (including depreciation and other non-cash charges) for the year ended December 31, 1999. Also contributing to the working capital deficiency was the line of credit of $267,000, subordinated convertible notes payable of $373,000, net liabilities of discontinued operations of $627,000 and trade accounts payable and accrued expenses of $1,120,000 which includes accruals related to the discontinued operations.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's current cash requirements to sustain its operations for the next twelve months are estimated to be $600,000. The Company expects that these requirements will be provided by a combination of cash generated from operations, cash provided by the Company's line of credit based upon eligible domestic accounts receivable, and cash from short-term debt and/or equity financings with existing stockholders.

To address its funding requirements, the Company has sold shares of its common stock and has issued convertible notes. During October through December 1999, the Company issued $373,000 of subordinated convertible notes, and in May 1999 the Company entered into a line of credit agreement (Note 4) to replace a factoring agreement (Note 3). From January through March 31, 2000 the Company issued an additional $227,000 of subordinated convertible notes for total proceeds of $600,000. The notes were converted into 10,000,000 shares of common stock in April 2000.

There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or, if such required funds are not internally generated, that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Further, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significantly dilutive effect on the Company's existing shareholders.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements comprise the accounts of the Company, its wholly-owned Mexican subsidiary, its wholly-owned Nicaraguan subsidiary, and its 67% owned Peruvian subsidiary. All accounts of the subsidiaries are a part of the discontinued operations and intercompany balances and transactions have been eliminated in consolidation. In connection with its discontinued operations, the Company has written off the immaterial minority interest in its Peruvian operations.

PRINCIPAL MARKETS

Sales of services of the Company's continuing business are primarily to customers located in the United States. For the year ended December 31, 1999 and 1998, based upon total sales, 20% and 11%, respectively, of the Company's Environmental Division Services were provided under contracts relating to federal government spending for environmental enforcement and restoration.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRINCIPLES OF TRANSLATION

Effective January 1, 1997, the Company remeasured the assets and liabilities of its Mexican subsidiary from pesos to U.S. dollars since Mexico is considered a highly inflationary economy. Non- monetary assets and liabilities are remeasured at the exchange rate at the date of the change in the functional currency, which rate then becomes, in effect, the "historical rate" for translating those assets in the future. Monetary assets and liabilities are remeasured at the exchange rate in effect at the date a transaction occurs. Gains and losses related to the remeasurement of monetary assets and liabilities are included in income. The Peruvian and Nicaraguan subsidiaries were reported in U.S. dollars.

FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The carrying amounts of financial instruments, including cash equivalents, trade accounts receivable, trade accounts payable and accrued liabilities, are approximated at fair value because of the immediate or short-term maturity of these instruments. Fair value of the Company's line of credit and convertible notes payable approximate carrying value based upon market rates currently available for debt with similar terms and maturities.

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

Concentrations of credit risk with respect to trade receivables are generally limited due to customers being dispersed across geographic areas. Ongoing credit evaluations of customers' financial condition are performed and, generally no collateral is required. The Company maintains an allowance for potential losses based on management's analysis of possible uncollectible accounts.

SALES OF ACCOUNTS RECEIVABLE

The Company applies Statement of Financial Accounting Standards ("SFAS") 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Under SFAS 125, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation expense for the years ended December 31, 1999 and 1998, was $226,000 and $181,000, respectively.

LONG-TERM ASSETS

The Company applies SFAS 121, "Accounting for the Impairment of Long-Lived Assets". Under SFAS 121, long-lived assets and certain intangibles are evaluated for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In connection with the Company's discontinued operations, included in loss on disposal of discontinued operations is $40,000 relating to the write down of long-term assets to fair market value.

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

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LOSS PER SHARE

The Company follows the provisions of SFAS 128, "Earnings Per Share". SFAS 128 provides for the calculation of "Basic" and "Diluted" loss per share. Basic loss per share includes no dilution and is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity, similar to fully diluted loss per share. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive. For the years ended December 31, 1999 and 1998, 212,000 and 191,600 dilutive potential common shares were not included in the computation of diluted loss per share because their effect was anti-dilutive. For the year ended December 31, 1999, debt convertible into 6,216,666 common shares was not included in the computation of diluted loss per share because its' effect was anti-dilutive.

STOCK OPTION PLANS

The Company applies Accounting Principal Board Opinion ("APB") 25 "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all stock option plans. Under APB 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

SFAS 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMPREHENSIVE INCOME

The Company adopted SFAS 130, "Reporting Comprehensive Income". Comprehensive income is comprised of net income and all changes to the statements of shareholders' equity, except those due to investment by shareholders, changes in paid-in-capital and distributions to shareholders. SFAS 130 does not impact the Company's financial statements for the year ended December 31, 1998. During 1999 the Company wrote off its only item of accumulated other comprehensive income, translation adjustment, in connection with its discontinued operations.

NEW ACCOUNTING PRONOUNCEMENTS

SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS 133, which was amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS 133 will have no material impact on its financial statements.

RECLASSIFICATIONS

Certain amounts in prior year financial statements have been reclassified to conform with current year presentation.

1.   ACQUISITION

On December 4, 1998, the Company completed the acquisition of certain assets of Shasta Geochemistry Laboratory, Inc. ("Shasta"), a mineral analytical services company, in an all stock transaction, for 150,000 shares of the Company's common stock valued at $39,000 and contingent future consideration of additional common stock, not to exceed an additional 150,000 shares of common stock. The assets acquired included customer lists and a noncompetition agreement between the President of Shasta and the Company.

The acquisition was accounted for as a purchase with the assets valued at the fair value of the common stock issued by the Company. This value was allocated to customer list (50%) and noncompetition agreement (50%). All assets associated with this acquisition have been written off as of September 30, 1999, in connection with the Company's discontinued operations (see Note 12). During 1998, the results of operations of Shasta were included in the accompanying financial statements from the date of acquisition, and have been restated and presented as discontinued operations.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   CERTIFICATE OF DEPOSIT

During 1998, the Company had a certificate of deposit in the amount of $150,000 to support the Company's radioactive materials handling license, as required by the Colorado Department of Health. This license is a regulatory requirement for any company engaged in the analysis of radioactive materials. During 1999, the certificate of deposit was replaced with a $150,000 bond. The bond's purpose is to cover any potential remediation costs with respect to the Company's Golden facility.

3.   SALE OF ACCOUNTS RECEIVABLE

During 1998 and 1999 the Company sold approximately $101,000 and $216,000 of its accounts receivable to an independent factoring company under an agreement for approximately $80,000 and $174,000 which reflects a 20% retainage. Pursuant to the provisions of SFAS 125, the Company reflected the transaction as a sale of assets less the costs of the transaction and less any anticipated future loss in value of the retained asset. To the extent that payments from customers exceed the amount received from the factoring company, the difference less fees and expenses is refunded to the Company. The Company received the retained share of all of these receivables. This agreement was terminated in June, 1999.

4.   LINE OF CREDIT

On May 25, 1999, the Company entered into a General Credit and Security Agreement with Spectrum Commercial Services, a division of Lyon Financial Services, Inc. ("Spectrum").

Under the Credit Agreement, Spectrum agreed to provide a revolving line of credit, secured by essentially all of the Company's assets. The Company assigned substantially all collections on its domestic, and some foreign, accounts receivable to Spectrum.

The Note is due on May 24, 2001, or earlier upon demand. The maturity date of the line of credit may be extended after May 24, 2001 by the Company for successive twelve month periods. Spectrum, upon certain specified conditions, including the demand feature, may terminate the Credit Agreement before the maturity date. However, the Credit Agreement provides that if the Company terminates the Credit Agreement before the maturity date, it will be liable for a prepayment charge equal to $3,800 times the number of months until the maturity date.

The maximum amount which Spectrum will advance at any given time is equal to the lesser of:

          - a borrowing base equal to 80% of the Company's eligible accounts receivable, as defined in the agreement, or
          -    a maximum principal amount of $750,000.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, Spectrum, in its sole discretion, may decrease or increase the borrowing base percentage below or above the 80% described above.

Advances under the line of credit bear interest at the prime lending rate (8.5% as of December 31, 1999) as defined in the agreement, plus 5.35%.

Provisions of the credit agreement indicate that, if the Company meets required profit levels, as defined in the agreement, the interest rate will be reduced to prime plus 4.35%. However, in no event will the interest rate be less than 10% per year, and the interest payable for each calendar month will be a minimum of $3,800, regardless of the amounts which have been advanced. The profit levels were not met in 1999.

The Company is obligated under the Credit Agreement for an administration fee of $2,000 per calendar quarter and annual life maintenance fee of $15,000.

The Credit Agreement also includes various affirmative and negative covenants, which the Company must meet. The affirmative covenants include the requirement that the Company maintain nominal profit levels before income taxes or that restrict the net losses that the Company may incur. The negative covenants prohibit or restrict, without Spectrum's consent, such items as expenditures for fixed assets, indebtedness, recapitalizations, mergers, entry into new lines of business, employee compensation and substantial changes in the present ownership, management or business of the Company and require submission of Form 10-KSB within 90 days of year-end. The Company has not complied with the nominal profit and the financial statement covenants as of December 31, 1999 and has received waivers of the defaults. Additionally, Spectrum has consented to certain transactions prohibited by the agreement, including the issuance of the subordinated, convertible notes payable and the repurchase of a stockholder's shares. As of December 31, 1999, $266,809 is outstanding under this agreement.

5.   OBLIGATIONS UNDER CAPITAL LEASE

Obligations under the Company's capital leases consist of the following:

                                                              December 31,
                                                          1999            1998
                                                          ----            ----

Obligations under capital lease                        $ 72,000         $145,000

Less current maturities                                  41,000           74,000
                                                       --------         --------

                                                       $ 31,000         $ 71,000
                                                       ========         ========

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 1999, future net minimum lease payments under capital lease obligations are as follows:

          2000                                       $ 48,000
          2001                                         32,000
                                                     --------

Total minimum lease payments                           80,000
Less amounts representing interest                      7,000
Less amounts representing executory costs               1,000
                                                     --------

Present value of net minimum lease payments          $ 72,000
                                                     ========

At December 31, 1999, cost and accumulated depreciation of assets under lease obligations are $233,550 and $144,749, respectively.

6.   INCOME TAXES

Sources of loss before income taxes include:

                                                     1999                 1998
                                                     ----                 ----

United States operations                        $(2,303,000)        $  (993,000)
Foreign operations                                 (492,000)           (403,000)
                                                -----------         -----------

                                                $(2,795,000)        $(1,396,000)
                                                ===========         ===========

The provision (benefit) for income taxes for the years ended December 31, consisted of the following:

                                                      1999               1998
                                                      ----               ----
Current:
  Federal                                         $    --             $    --
  State                                                --                  --

Deferred:
  Federal                                          (744,000)           (302,000)
  State                                             (66,000)            (24,000)
                                                  ---------           ---------
                                                   (810,000)           (326,000)
Increase in
  valuation allowance                               810,000             326,000
                                                  ---------           ---------

  Federal                                         $    --             $    --
                                                  =========           =========

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summary reconciles income taxes at the United States statutory rate of 34% in 1999 and 1998 with the actual taxes:

                                                             December 31,
                                                       1999               1998
                                                       ----               ----
Federal benefit computed
  at the statutory rate                             $(950,000)        $(475,000)
Losses for which no tax
  benefit has been recognized                         191,000           169,000
Valuation allowance                                   810,000           326,000
Other                                                 (51,000)          (20,000)
                                                    ---------         ---------

Provision for income taxes                          $    --           $    --
                                                    =========         =========

Temporary differences between the financial statement carrying amounts and the tax basis of assets and labilities that give rise to significant portions of the net deferred tax asset relate to the following:

                                                            December 31,
                                                        1999           1998
                                                        ----           ----

Tax operating loss carryforwards                   $ 2,251,000    $ 1,586,000
Property and equipment, principally
  due to differences in depreciation                   125,000        162,000
Discontinued operations accrual                        170,000           --
Expense accruals                                        22,000         57,000
Other                                                  111,000         62,000
                                                   -----------    -----------
                                                     2,679,000      1,867,000
Valuation allowance                                 (2,649,000)    (1,837,000)
                                                   -----------    -----------

Net deferred tax asset                             $    30,000    $    30,000
                                                   ===========    ===========

At December 31, 1999 and 1998, the net deferred tax asset recorded is included in prepaid expenses and other in the accompanying consolidated balance sheets. As of December 31, 1999 and 1998, a valuation allowance has been recorded, as management of the Company is not able to determine that it is more likely than not that the deferred tax asset will be realized.

At December 31, 1999, the Company has alternative minimum tax credits of approximately $15,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards of approximately $6,085,000. Such net operating loss carryforwards expire in varying amounts from 2000 to 2019 and are subject to certain limitations under
Section 382 of the Internal Revenue Code ("IRC") of 1986, as amended.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   SUBORDINATED CONVERTIBLE NOTES PAYABLE

During October through December 1999, the Company issued $373,000 of subordinated, convertible notes pursuant to subscription agreements to purchase shares of the Company's common stock at $.06 per share (the conversion rate of the notes) to certain existing stockholders. Such stockholders include a major stockholder who purchased notes of $325,000 and the Company's President who purchased notes of $12,000. The notes, which are secured by substantially all of the Company's assets, and are subordinated to the line of credit, are due two years from the date of issuance. The notes are non-interest bearing. All of the notes were converted to 6,216,666 shares of common stock during April 2000. Imputed interest expense computed at a market rate and beneficial conversion feature of the notes were not material for the year ended December 31, 1999.

8.   SHAREHOLDERS' EQUITY

PURCHASE OF TREASURY STOCK

During November 1999, the Company purchased 27,777 shares of its common stock from a former employee for $5,000. The shares of stock will be cancelled in 2000.

SALE OF COMMON STOCK

Effective April 1998, the Company completed the sale of 1,666,666 shares of restricted common stock at a price of $.30 per share for $500,000, less issuance costs of $9,000, to provide additional working capital. In addition, effective December 1998, the Company finalized an agreement to sell 3,055,556 shares of restricted common stock at a price of $.18 per share for $550,000 consisting of $295,000 of cash proceeds and stock subscriptions receivable of $255,000 to provide additional working capital. Subsequent to December 31, 1998, all stock subscriptions receivable were collected and the shares of common stock were issued.

The shares were issued at prices less than the quoted market price per share on the effective dates. The difference between the per share transaction prices, as adjusted for dilution, and the issuance price has been recorded as a $183,000 and a $92,000 non- cash charge, respectively, and are included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations for the year ended December 31, 1998.

Among the subscribers of the two placements were three members of the Company's board of directors, two of whom had already been significant shareholders. The shares were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During May 1999, the Company issued 146,111 shares of common stock at a price of $.18 per share for $26,300. Net proceeds were used to provide additional working capital.

STOCK GRANTED TO DIRECTORS

In December 1998, the Company granted 100,000 shares of its common stock to outside directors in consideration for 1998 directors' fees. The Company recorded compensatory expense of $25,000 in 1998 based upon the approximate market price per share at date of grant. The shares of common stock were issued in February 1999. No shares of common stock were granted to directors in 1999.

PREFERRED STOCK

The Preferred Stock of the Company can be issued in series. With respect to each series issued, the Board of Directors of the Company will determine, among other things, the number of shares in the series, voting rights and terms, dividend rates and terms, liquidation preferences and redemption and conversion privileges. There was no preferred stock outstanding at December 31, 1999 and 1998.

9.   STOCK OPTIONS, WARRANTS AND STOCK APPRECIATION RIGHTS

The following table sets forth the number of shares of common stock outstanding plus the common shares that are reserved as of December 31, 1999 for all outstanding options and warrants.

                                                           Shares of
                                      Exercise or          Common Stock
                                      Option Price         Outstanding or
     Security                         Per Share            Reserved for Issuance
     --------                         ------------         ---------------------
Common Stock - Outstanding                                     6,681,206
Stock Options (a)                       $ .10                     65,000
                                        $ .50                     10,000
                                        $1.00                     32,000
Warrants (b)
  Nassau Group Warrants                 $1.06                     80,000
    expiring in May, 2001               $1.25                     25,000
                                                               ---------

Total                                                          6,893,206
                                                               =========
(a)      STOCK OPTIONS

At December 31, 1999, the Company had three stock option plans, which are described below. The Company applies APB 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for all plans. Under APB 25, no compensation cost has been recognized for stock options issued to employees as the exercise price of the Company's stock options granted equals or exceeds the market price of the underlying common stock on the date of grant.

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

The Plan is administered by a Committee of directors appointed by the Board of Directors. At December 31, 1999 and 1998, options to purchase 2,000 and 31,600 shares of common stock were outstanding under this plan.

The Plan was terminated during December 1999, except for outstanding options under the Plan, which will remain in effect until they have been exercised or have expired by their terms.

1997 LONG-TERM INCENTIVE PLAN

The 1997 Long-Term Incentive Plan ("1997 Plan") is designed to provide key management employees of the Company with added incentives to continue in the long-term service of the Company. The 1997 Plan is also designed to attract key employees and to retain and motivate participating employees by providing an opportunity for investment in the Company. The 1997 Plan is administered by the Board of Directors. The 1997 Plan reserves 120,000 shares of the Company's common stock for issuance. There were options for 65,000 shares of common stock granted under this plan in 1999, all of which remained outstanding as of December 31, 1999. There were no options granted under this plan in 1998.

OTHER STOCK OPTIONS

The Company also grants non-qualified stock options to management, outside directors, and consultants as authorized by the Board of Directors. These options are exercisable at varying times from date of grant and expire five years from date of grant. As of December 31, 1999, all non-qualified stock options have been granted at an exercise price at or in excess of the current market value at the time of grant. No options were granted under this plan in 1999. During the year ended December 31, 1998, options to purchase 25,000 shares of common stock were granted under the plan. At December 31, 1999 and 1998, options to purchase 40,000 and 55,000 shares of common stock, respectively, were outstanding under this plan.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NON-EMPLOYEE DIRECTORS PLAN

The Non-Employee Directors Plan provides for the grant of stock options to non-employee directors of the Company in order to encourage and provide incentives for high level performance by the non-employee directors of the Company. The maximum number of shares of common stock that may be subject to stock options under the Non-Employee Directors Plan is 30,000 shares. Under the Non- Employee Directors Plan, each non-employee director was to be granted a stock option to purchase 1,000 shares of common stock. In addition, each non-employee director was to be granted a stock option to purchase 1,000 shares of common stock effective as of each anniversary date after the initial grant of a stock option to such director. Each stock option granted under the Non-Employee Directors Plan was to be vested one-third on the date of grant, one-third upon the first yearly anniversary date of a grant and the final one-third upon the second yearly anniversary date of the grant. The purchase price per share of common stock for the shares to be purchased pursuant to the exercise of a stock option was to be 100% of the fair market value of the common stock on the date of grant of the option. No options have been granted under this plan. Presently, Mr. Asen is the only non-employee director of the Company.

(b)      WARRANTS

In May 1996, the Company granted to certain individuals associated with The Nassau Group, Inc. (a former Director of the Company is also Managing Director of Nassau) warrants to purchase 80,000 shares and 25,000 shares of common stock at $1.06 and $1.25 per share, respectively, as an inducement to such individuals to become involved in the Company and also an inducement to purchase 10% of the outstanding shares of the Company's common stock. Such warrants are exercisable for a period ending of five years from the date of grant, through May 2001. The warrants are fully vested.

(c)      STOCK APPRECIATION RIGHTS

In March 1998, the Company granted Stock Appreciation Rights ("SAR's") on 30,000 shares of the Company's common stock to a non- employee. Two-thirds of the SAR's are contingent upon the successful completion of certain objectives and the remaining 10,000 SAR's vested immediately. The base price of the SAR's is $.51 per share with the maximum stock appreciation attaching to the SAR's of $1.50 per share. The SAR's expired in March 2000. During 1999, the Company's stock price per share did not exceed the SAR's base price of $.51 per share and therefore the Company did not recognize any compensation expense.

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

                                                 Years Ended December 31,
                                                   1999            1998
                                                   ----            ----

Dividend Yield                                       0%              0%
Expected volatility                                 72%            153%
Risk-Free interest rates                           5.9%            5.5%
Expected lives in years                            5 years         5 years

Under the accounting provisions of SFAS 123, the Company's net loss and net loss per share would have been adjusted to the following pro forma amounts:

                                                     Years Ended December 31,
                                                   1999                   1998
                                                   ----                   ----
Net loss from continued operations:
  As reported                                $  (462,000)         $  (1,101,000)
  Pro forma                                     (465,000)            (1,112,000)

Net loss per share:
  Basic and diluted
    As reported                              $      (.07)         $        (.47)
    Pro forma                                $      (.07)         $        (.46)

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's stock option plans and outstanding warrants as of December 31, 1999 and 1998 and changes during the years ended on those dates is presented below:

                                               1999               1998
                                     --------------------   -------------------
                                                 Weighted              Weighted
                                                  Average               Average
                                                 Exercise              Exercise
                                      Shares       Price    Shares       Price
                                      ------     --------   ------     --------

Outstanding                           191,600      $ .99    248,100     $  1.05
  Granted                              65,000        .10     25,000         .50
  Exercised                              --         --         --          --
  Canceled                            (44,600)       .82    (81,500)       1.01
                                     --------      -----   --------       -----
Outstanding,
    end of year                       212,000      $ .75    191,600     $   .99
                                     ========      =====   ========       =====

Options and warrants
    exercisable, end
    of year                           138,600       1.07    162,900         .70
                                     ========      =====   ========       =====

Weighted average fair
    value of options
    and warrants granted
    during the year                                $ .04                $   .50
                                                   =====                  =====

The following table summarizes information about stock options and warrants outstanding at December 31, 1999.
                                                          Options/Warrants
                    Options/Warrants Outstanding            Exercisable
                ------------------------------------      ----------------
                                Weighted
                                 Average    Weighted                 Weighted
 Range of                       Remaining    Average                  Average
 Exercise           Number    Contractual   Exercise     Number      Exercise
 Prices          Outstanding     Life         Price    Exercisable     Price
 --------        -----------  -----------   --------   -----------   --------
December 31, 1999
$ .10               65,000       4.8 yrs      $ .10        --          $ --
$ .50               10,000       3.5 yrs      $ .50       2,000        $0.50
$1.00-1.06         112,000       1.4 yrs      $1.04     111,600        $1.04
$1.25               25,000       2.2 yrs      $1.25      25,000        $1.25
                   -------                              -------
$ .10-1.25         212,000                    $1.07     138,600        $1.07
                   =======                    =====     =======        =====

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of stock options and warrants granted is summarized as follows:

                                       Years Ended December 31,
                                           1999         1998
                                           ----         ----
Market value equal to exercise
  price                                 $   --       $  --

Market value greater than exercise
  price                                     --          .56

Market value less than exercise
  price                                    .04          .41

10.  COMMITMENTS AND CONTINGENCIES

(a)  LEASE COMMITMENTS

The Company rents office and laboratory facilities, and equipment under various operating leases. Total rental expenses under such leases amounted to $672,000 and $723,000 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year are as follows:

       Year ending December 31, 2000      $  577,000
                                2001         462,000
                                2002         249,000
                                2003         252,000
                                2004         258,000
                          Thereafter          64,000
                                          ----------
                                          $1,862,000
                                          ==========
(b)  INVESTIGATION

In early 1998, the Company learned that certain employees in one section of its environmental laboratory did not consistently follow laboratory procedures as set forth in the Company's Standard Operating Procedures and applicable test methods. These irregularities were reported by the Company to the relevant enforcement departments of the Environmental Protection Agency ("EPA").

By letters dated December 24, 1998, and March 19, 1999, EPA has informed the Company that it does not intend to take any civil or criminal enforcement action against the Company as a result of the matters reported by the Company. Management believes that the EPA investigation into this matter has concluded, and that no liability will be incurred.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c)  EMPLOYMENT AGREEMENTS

The Company has entered into an agreement with a finance and accounting independent contractor which includes compensation of $2,500 per week. Also included is a cash bonus incentive and Stock Appreciation Rights for 30,000 shares of the Company's common stock upon completion of agreed upon assignments (expired in March 2000) and warrants to purchase 10,000 shares of the Company's common stock exercisable at $.28 per share until March 2002. These warrants have not been granted.

(d)  SELF INSURANCE

The Company's medical plan is self insured. The Company has stop gap insurance on an individual participant basis of $12,000 and approximately $110,000 on an annual aggregate claim basis.

(e)  LITIGATION

The Company is subject from time to time to legal proceedings and claims which arise in the ordinary course of its business. The Company believes that the final disposition of any such matters will not have a material adverse affect on its financial position, results of operations or liquidity.

11.  MAJOR CUSTOMERS

In 1999, one customer accounted for more than 10% individually and approximately 19% in the aggregate of the Company's total revenues. In 1998, three customers accounted for more than 10% individually and approximately 40% in the aggregate of the Company's total revenues in 1998.

12.  DISCONTINUED OPERATIONS

Effective September 30, 1999, the Company disposed of its mineralogical and geochemical testing business segment. Accordingly, this segment has been presented as a discontinued operation as of and for the year ended December 31, 1999. The balance sheet as of December 31, 1998 and the statement of operations for the year ended December 31, 1998 have been restated to conform to this presentation.

Revenues from the mineralogical and geochemical testing business segment for the nine months ended September 30, 1999 and year ended December 31, 1998 were $1,252,000 and $2,559,000, respectively.

For the nine months ended September 30, 1999 and year ended December 31, 1998, the Company recognized a loss from the discontinued operation of approximately $1,247,000 and $309,000, respectively. During the year ended December 31, 1999, the Company recorded a loss on disposal of the business segment of $1,086,000 which primarily represents payments on leases until terminated, transferred or sublet; costs to remodel, clean and maintain the facility; reserve for account receivables; and write down of fixed assets and other assets to net realizable value.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the discontinued business segment, effective October 15, 1999, the Company entered into an agency agreement with Inspectorate Griffith USA, Inc. ("Inspectorate"). Under the terms of the agreement, the Company transferred all of its mineral testing domestic and international customer contracts, while retaining existing trade accounts receivable, to Inspectorate along with the right to use the Licensed Mark for promotional marketing and sales activity. In consideration, the Company is entitled to a commission of 2 1/2% of the payments received by Inspectorate pursuant to the contracts for a period of three years. No commission has been recorded or received from Inspectorate as of December 31, 1999. In addition Inspectorate has hired certain of the Company's employees and has acquired certain fixed assets at fair market value.

As of December 31, 1999 no commissions have been received by the Company.

At December 31, 1999 and 1998, net assets of the discontinued business segment, retained by the Company following the transfer to Inspectorate, consisted of the following:

                                                              December 31,
                                                         1999              1998
                                                         ----              ----

Assets:
  Trade receivables,                                 $  69,000         $ 428,000
  Prepaid expenses and other                            29,000           133,000
  Property and equipment, net                           21,000           116,000
  Other assets                                          26,000            69,000
                                                     ---------         ---------

Total Assets                                           145,000           746,000
                                                     ---------         ---------

Liabilities:
  Trade accounts payable                               186,000            52,000
  Accrued liabilities                                  586,000           185,000
                                                     ---------         ---------

Total Liabilities                                      772,000           237,000
                                                     ---------         ---------

Net Assets / (Liabilities) of
  Discontinued Operations                            $(627,000)        $ 509,000
                                                     =========         =========

13.  BUSINESS SEGMENTS AND GEOGRAPHIC AREA INFORMATION

The Company reports separately operating results in the following two principal, strategic, business segments: Environmental analytical testing services and mineralogical and geochemical testing activities. The Company evaluates segment performance based on income (loss) from operations. A summary of segment and related information for the years ended December 31, 1999 and 1998, is as follows:

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       1999                1998
                                                       ----                ----

Environmental - Continuing
Operations
 Sales of Services                                   $ 4,044            $ 3,681

 Costs and Expenses                                  $ 3,621            $ 3,208

 Operating Profit                                    $   423            $   473


Mineral - Discontinued
Operations
 Sales of Services                                   $ 1,252            $ 2,559

 Costs and Expenses                                  $ 2,499            $ 2,868

 Operating Loss                                      $(1,247)           $  (309)


Corporate
 Costs and Expenses                                  $   793            $ 1,587

 Operating Loss                                      $  (793)           $(1,587)


Consolidated
 Sales of Services                                   $ 5,296            $ 6,240

 Costs and Expenses                                  $ 6,913            $ 7,663

 Operating Loss

  From Discontinued

  Operations                                         $(1,247)           $  (309)

 Operating Loss

  From Continuing

  Operations                                         $  (370)           $(1,114)

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company's operations by geographic area for the years ended December 31, 1999 and 1998, is as follows:

                                                       1999              1998
                                                       ----              ----
Total sales of services
  United States                                   $ 4,390,000       $ 3,941,000
  Mexico                                              537,000           503,000
  Nicaragua                                             4,000         1,122,000
  Peru                                                245,000           177,000
  Spain                                               110,000           380,000
  Colombia                                             10,000           117,000
  Discontinued Operations                          (1,252,000        (2,559,000)
                                                  -----------       -----------
Total-Continuing Operations                       $ 4,044,000       $ 3,681,000
                                                  ===========       ===========

Loss from operations
  before income taxes and after
  minority interest in loss of
  subsidiary
       United States (includes loss
       for Spain and Colombia)                    $(2,373,000)      $(1,020,000)
       Mexico                                        (186,000)         (156,000)
       Nicaragua                                      (66,000)          (82,000)
       Peru                                          (170,000)         (165,000)
       Discontinued Operations                      2,425,000           309,000
                                                  -----------       -----------
Total                                             $  (370,000)      $(1,114,000)
                                                  ===========       ===========

Long-lived Assets
  United States                                   $   133,000       $   259,000
  Mexico                                               39,000            25,000
  Nicaragua                                              --              23,000
  Peru                                                   --              38,000
  Eliminations                                        (17,000)          (17,000)
  Discontinued Operations                             (22,000)         (116,000)
                                                  -----------       -----------
Totals                                            $   133,000       $   212,000
                                                  ===========       ===========

Substantially all of the Company's International business pertained to the discontinued mineral operations.

During 1999, sales to three customers represented approximately $758,000, $393,000 and $314,000 of the Company's total sales. At December 31, 1999, accounts receivable from these customers totaled $212,000, $36,000 and $99,000.

For the year ended December 31, 1999 and 1998, sales from significant customers consisted of the following:

                                1999        1998
                                ----        ----

         A                       -- %       18.0% (Foreign Sales)
         B                      18.7        11.6
         C                       9.7        10.4
         D                       7.7         --

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

The Company made cash payments for interest of $87,000 and $9,000 in 1999 and 1998.

The Company made no cash payments for income taxes in 1999 and in 1998.

Supplemental disclosure of non-cash investing and financing activities:

                                                 Years Ended December 31,
                                                    1999         1998
                                                    ----         ----
         Common stock issued for subscription
           receivable                            $    --      $ 255,000

         Common stock issued for acquisition
           of certain assets of Shasta
           Laboratories, Inc.                         --         39,000

         Capital lease obligations entered into
           for property and equipment                 --         97,000

         Issuance of common stock in
           satisfaction of shares to be issued
           at December 31, 1998                    575,000         --

15.  SUBSEQUENT EVENTS

During March 2000, the Company's certificate of incorporation was amended to increase the authorized number of shares of common stock from 10,000,000 to 50,000,000.

Through April 15, 2000, the Company issued an additional $227,000 of convertible notes payable for working capital needs. During April 2000, $600,000 of the convertible subordinated notes were converted into 10,000,000 shares of common stock.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                     PART II

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND CONSOLIDATED FINANCIAL DISCLOSURE

Not applicable.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                        Director
    Name                                Position with the Company       Since
    ----                                -------------------------       --------

J. Graham Russell ...................   Director, President and         1997
                                        Chief Executive Officer
                                        of the Company

R. Scott Asen .......................   Director of the Company         1996

J. Graham Russell, 53, joined the Company as President, Chief Executive Officer, and a Director on December 8, 1997. From January, 1995 until December 8, 1997, Mr. Russell was an independent consultant to the environmental laboratory industry. In February, 1996, he founded Chemical Management Services, L.L.C., an innovative chemical recycling technology company. He remains a Principal and majority owner of this company. Prior to January, 1995, Mr. Russell held a number of executive positions with U.S based subsidiaries of The Ocean Group, plc, a major British industrial services corporation, quoted on the London stock exchange. His last assignment for The Ocean Group, plc, ran from January, 1985 until January, 1995, during which time he was President and CEO of National Environmental Testing, Inc., which he built from start-up to the third largest environmental testing company in the U.S. with revenues of nearly $50 million at its peak. Mr. Russell is a British citizen. He has an MA in economic geography from Cambridge University in the United Kingdom and an MBA from the Cranfield Institute of Technology, one of Britain's largest business schools.

R. Scott Asen, 55, is a Director of the Company. Mr. Asen has been general partner of Pioneer Associates, Pioneer III-A, Pioneer III-B and Pioneer IV, venture capital investment funds, since 1981, 1983, and 1984, respectively. Since 1983, Mr. Asen has been President of Asen and Co., Inc., an investment management firm. Presently, Mr. Asen is also a director of Davox Corporation, SeaMed Corporation and a number of privately held companies.

The directors are elected by the holders of the Company's Common Stock to serve one year terms or until their successors shall be elected and shall qualify.

There are no family relationships between any of the directors and officers of the Company.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

Item 10.  EXECUTIVE COMPENSATION

The following table sets forth the total remuneration, on an accrued basis, during the Company's last fiscal year ended December 31, 1999 for the Chief Executive Officer and the executive officers whose total cash and non-cash compensation exceeded $100,000 and for their prior two years remuneration.

                           SUMMARY COMPENSATION TABLE
                                                                    Long Term Compensation
                                 Annual Compensation          ---------------------------------
                           -------------------------------            Awards            Payouts
                                                   Other      -----------------------   -------
                                                   Annual     Restricted                            All Other
Name and                                           Compen-      Stock                    LTIP        Compen-
Principal                                          sation      Award(s)     Option/     Payouts      sation
Position          Year(1)  Salary($)   Bonus($)      ($)         ($)       SARs(#)(2)     ($)        ($)(3)
---------         -------  ---------   --------    -------    ----------   ----------   -------     -------

J. Graham Russell   1999   110,000       --       15,000         N/A          --          N/A        11,484
President/CEO(4)    1998   155,000       --         N/A          N/A          --          N/A          N/A
                    1997     7,692       --         N/A          N/A          --          N/A          N/A

John S. Lovell (5)  1999    94,184       --         N/A          N/A          --          N/A         8,108
Chief Technical     1998    90,000       --         N/A          N/A        15,000        N/A          N/A
Officer and         1997    29,800       --         N/A          N/A          --          N/A          N/A
Secretary

Vern Peterson       1999    58,235       --         N/A          N/A          --           N/A       28,333
Vice President(6)   1998   104,501       --         N/A          N/A          --           N/A        3,734
                    1997    94,370     10,000     23,662         N/A        18,000         N/A        7,468

(1)  Periods presented are for the year ended December 31.

(2) Number of shares of the Company's common stock subject to options granted during the year indicated.

(3)  Represents employer contributions for insurance, disability and 401K.

(4) Mr. Russell joined the Company on December 8, 1997. Mr. Russell's salary for fiscal year 1998 was $155,000. Mr Russell's salary for fiscal year 1999 was $110,000 cash and $15,000 in common stock.

(5) Dr. Lovell was acting president and CEO for the Company from September 22, 1997 to December 7, 1997. Dr. Lovell resigned from the Company on October 6, 1999.

(6) Other annual compensation for 1997 was a result of Mr. Peterson selling 16,400 shares of common stock, which he had acquired through exercising incentive stock options during 1997. Other compensation for 1999 includes employer contributions for health insurance and payment for earned vacation. Mr. Peterson's employment terminated with the Company on January 27, 1999.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

                                 Option/SAR Grants in Last Fiscal Year
         ---------------------------------------------------------------------------------------
         Individual Grants
         ---------------------------------------------------------------------------------------

                                 Number of
                                 Securities        % of Total
                                 Underlying        Options/SARs
                                 Options/          Granted to         Exercise
                                   SARs            Employees in       or Base         Expiration
         Name                    Granted           Fiscal Year        Price($/Sh)        Date
         ---------------------------------------------------------------------------------------
         None

AGGREGATE OPTIONS EXERCISED IN 1999 AND OPTION VALUES AT DECEMBER 31, 1999.

The following table sets forth certain information regarding options to purchase shares of the Company's common stock exercised during the Company's 1999 fiscal year and the number and value of exercisable and unexercisable options to purchase shares of the Company's common stock held as of the end of the Company's 1999 fiscal year by the executive officers of the Company named in the Summary Compensation Table:

                 Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

                                                                                        Value of
                                                                     Number of         Unexercised
                                                                    Unexercised        In-the-Money
                                                                   Options/SARs at    Options/SARs at
                                                                      FY-End(#)          FY-End($)
                             Shares Acquired       Value           Exercisable/        Exercisable/
              Name             on Exercise      Realized($)(1)     Unexercisable     Unexercisable(2)
              ----           ---------------    --------------     --------------    ----------------
              None

(1) Value realized is equal to the difference between the fair market value per share of common stock on the date of exercise and the option exercise price per share multiplied by the number of shares acquired upon exercise of an option.

(2) Value of exercisable/unexercisable in-the-money options is equal to the difference between the fair market value per share of common stock and the option exercise price per share multiplied by the number of shares subject to options.

STOCK OPTIONS

1989 INCENTIVE STOCK OPTION PLAN

The 1989 Incentive Stock Option Plan (the "Plan") is designed to provide incentives for employees who may or may not be key employees, as well as officers and directors who are also employees of the Company and its subsidiaries, by providing up to 200,000 shares of the Company's common stock issuable pursuant to grants. At December 31, 1999 and 1998, options to purchase 2,000 and 3,600 respectively shares of common stock are exercisable under this plan. The Plan was terminated in December 1999, except for outstanding options under the plan, which will remain in effect until they have been exercised or have expired by their terms.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

1997 LONG-TERM INCENTIVE PLAN

The 1997 Long-Term Incentive Plan ("1997 Plan") is designed to provide key management employees of the Company with added incentives to continue in the long-term service of the Company. The 1997 Plan is also designed to attract key employees and to retain and motivate participating employees by providing an opportunity for investment in the Company. The 1997 Plan is administered by the Board of Directors. The 1997 Plan reserves 120,000 shares of the Company's common stock for issuance. Any shares that are the subject of an award under the 1997 Plan which have lapsed or expired unexercised or unissued will automatically become available for reissue under the 1997 Plan. The exercise prices, vesting schedules, and other pertinent terms of the 1997 Plan are determined by the Board of Directors, but no exercise price for an incentive stock option will be less than the fair market value of the stock on the date the option is granted. There were options for 65,000 shares of common stock granted under this plan in 1999, all of which remained outstanding as of December 31, 1999. There were no options granted under this plan in 1998.

OTHER STOCK OPTIONS

The Company also grants non-qualified stock options to management, outside directors, and consultants as authorized by the Board of Directors. These options are exercisable at varying times from date of grant and expire five years from date of grant. As of December 31, 1999, all non-qualified stock options have been granted at an exercise price at or in excess of the current market value at the time of grant.

During 1998, stock options to purchase 81,500 shares expired and were cancelled and stock options to purchase 25,000 shares of common stock at an exercise price of $.50 per share were granted. During 1999 stock options to purchase 15,000 shares expired and were canceled and no stock options were granted. As of December 31, 1999 and 1998, non-qualified stock options to purchase 32,000 and 37,500 shares of common stock, respectively, were exercisable.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

NON-EMPLOYEE DIRECTORS PLAN

The Non-Employee Directors Stock Option Plan (the "Non-Employee Directors Plan") provides for the grant of stock options to non- employee directors of the Company and its affiliated corporations in order to encourage and provide incentives for high level performance by the non-employee directors of the Company. The maximum number of shares of common stock that may be subject to stock options under the Non-Employee Directors Plan is 30,000 shares. Under the Non-Employee Directors Plan, each non-employee director was to be granted a stock option to purchase 1,000 shares of common stock. In addition, each non-employee director was to be granted a stock option to purchase 1,000 shares of common stock effective as of each anniversary date after the initial grant of a stock option to such director. Each stock option granted under the Non-Employee Directors Plan was to be vested one-third on the date of grant, one-third upon the first yearly anniversary date of a grant and the final one-third upon the second yearly anniversary date of the grant. The purchase price per share of common stock for the shares to be purchased pursuant to the exercise of a stock option was to be 100% of the fair market value of the common stock on the date of grant of the option. No options have been granted under this plan. Presently, Mr. Asen is the only non-employee director of the Company

401(k) CASH OR DEFERRED COMPENSATION PLAN

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

COMPENSATION OF DIRECTORS

The non-employee directors were granted 25,000 shares of common stock plus reimbursement of expenses in 1998. The shares of common stock were issued in February 1999. Directors were not granted any shares of common stock in 1999.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth, as of April 13, 2000, the number of outstanding options and warrants included with the number of shares of common stock owned by each officer and director of the Company and all directors and officers as a group and any persons (including any "group" as used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to own beneficially 5% or more of such securities. As of April 13, 2000, there were 16,803,180 shares of the Company's common stock issued and outstanding, 107,000 outstanding options to purchase the Company's common stock, and 105,000 outstanding warrants to purchase the Company's common stock.

                                         Number of Shares           Percent
Name of Beneficial Owner                 of Common Stock            of Class
------------------------                 ----------------           --------

J. Graham Russell                             935,308                   5.4
  Barringer Laboratories, Inc.
  15000 W. Sixth Ave., Suite 300
  Golden, Colorado 80401

R. Scott Asen(1)(2)(3)(4)(5)               11,064,961                  65.0
  Asen and Co., Inc.
  224 East 49th St.
  New York, NY 10017

J. Francis Lavelle (6)                      2,549,635                  14.9
  The Nassau Group, Inc.
  18 Kings Hwy, North
  Westport, CT  06880

AB Associates LP (5)                        1,372,222                   8.0
  224 East 49th Street
  New York, NY  10017

Shares beneficially owned by
  Directors and Executive
  Officers as a group                      12,000,269                  71.1

(1) Includes 150,259 shares of the Company's common stock held by an account titled,"Dean Witter Reynolds C/F David V. Foster IRA Rollover dated 2/17/95". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by this account.

(2) Includes 328,331 shares of the Company's common stock held by an account titled,"Asen and Co., Inc. FBO SDFJ, Inc.". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by this account.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

(3) Includes 328,331 shares of the Company's common stock held by an account titled "Woodmere Court Investments". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by this account.

(4) Includes 163,890 shares of the Company's common stock held by an account titled "Nicole Miller & Kim Taipale JT Ten". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by this account.

(5) Includes 1,372,222 shares of the Company's common stock held by an account titled, "AB Associated LP". Mr. Asen manages this account and disclaims beneficial ownership of all shares owned by the partnership except those shares in which he has a pecuniary interest. That number of shares will be determined by the final performance of the partnership.

(6) Includes 50,469 of the Company's warrants. The warrants were issued to Mr. Lavelle as an inducement to Mr. Lavelle to become involved in the Company and also as an inducement to purchase 10% of the outstanding shares of the Company's common stock. Each warrant entitles Mr. Lavelle to purchase one share of the Company's common stock upon an average payment of $1.11. Each warrant is exercisable for a period of five (5) years after date of issue. As of December 31, 1999 and 1998, all warrants have been issued.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The shares were issued at prices less than the market price per share on the effective dates. The difference between the per share transaction prices, as adjusted for dilution, and the issuance price has been recorded as a $183,000 and a $92,000 non-cash charge, respectively, and are included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations for the year ended December 31, 1998. Among the subscribers of the two placements were three members of the Company's board of directors, two of whom had already been significant shareholders. Mr. Asen purchased 2,262,500 shares for $513,750, and Mr. Russell purchased 333,333 shares for $70,000.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

From October 1999 through December 31, 1999, the Company entered into subordinated agreements with certain shareholders to issue $373,000 to convertible notes, with the option to increase the offering to a total of $500,000. In January 2000, the Company increased the offering from $500,000 to $700,000 with the same terms and conditions. The notes are convertible into shares of restricted common stock at $.06 per share. Additional subordinated convertible notes totaling $227,000 were issued in 2000, convertible into common stock with the same terms and conditions. In April 2000, the $600,000 in notes was converted into 10,000,000 shares of common stock. Mr. Asen purchased $510,000 of notes and Mr. Russell purchased $30,000 of notes. These two directors of the Company participated in the offering on the same terms as other stockholders. For information concerning the stock ownership of the Company's Directors, see Item 11 of this report, Security Ownership of Certain Beneficial Owners And Management.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Filed Herewith or Incorporated by Reference to Previous Filings with the Securities and Exchange Commission:

     1. The following exhibits were filed with Registration Statement No. 33-31626 on Form S-1, declared effective by the Securities and Exchange Commission on December 20, 1989, and are incorporated herein by reference:

     Exhibit No.           Description
     ----------            -----------

     3.1A                  Articles of Incorporation of the Company.

     3.1B                  Bylaws of the Company.

     2. The following exhibit was filed with the Form 1 KSB for the fiscal year ended December 31, 1994 8-K and is incorporated herein by reference:

                                                              Item 601, Reg. S-B
     Exhibit No.           Description                          Cross-Reference
     ----------            -----------                        ------------------

     10.26                 The Company's 401(k) Savings              (4)
                           Plan as restated October 28, 1994.

     3. The following exhibit was filed with the Form 8 Current Report dated December 21, 1995 and is incorporated herein by reference:

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

     Exhibit No.           Description
     ----------            -----------

     10.27                 Stock   Purchase    Agreement    between    Barringer
                           Laboratories, Inc. and Barringer Technologies, Inc. dated December 8, 1995.

     4. The following exhibit was filed with the Form 8 Current Report dated October 9, 1996 and is incorporated herein by reference:

     Exhibit No.           Description
     ----------            -----------

     10.51                 Termination  Agreement   by  and  between   Barringer
                           Laboratories, Inc. and Barringer Technologies Inc. dated October 7, 1996.

     5. The following exhibits were filed with the Registration Statement on Form S-8 filed on January 22, 1997 and are incorporated herein by reference:

     Exhibit No.           Description
     ----------            -----------

     4.1                   1989 Incentive Stock Option Plan of th Registrant.

     4.2                   Form of Non-Qualified Stock Option Agreement.

     4.3                   Rumler Stock Option Agreement dated April 17, 1996.

     6.   The  following  exhibits  were  filed  with  the  Schedule  14A  Proxy
          Statement filed on June 20, 1997 and are incorporated herein by reference:

                                                              Item 601, Reg. S-B
     Exhibit No.           Description                          Cross-Reference
     ----------            -----------                        ------------------

     A                     1997 Long-term Incentive Plan.           (4)

     B                     Non-employee Directors' Stock            (4)
                           Option Plan

     7. The following exhibits were filed with the Form 8-K Current Report dated May 19, 1998 and are incorporated herein by reference:

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

                                                              Item 601, Reg. S-B
     Exhibit No.           Description                          Cross-Reference
     ----------            -----------                        ------------------


     2                   Registration    Rights   Agreement,         (10)
                         dated  as of April  13,  1998,among
                         the Company, J. Francis Lavelle; R.
                         Scott Asen; J. Graham Russell; NMBM
                         Investment Group; AB Associates LP;
                         Asen and Co., Inc.; FBO SDFJ, Inc.;
                         Dean Witter  Reynolds  C/F David V.
                         Foster IRA  Rollover  DTD  2/17/95;
                         Victoria  Street;   Woodmere  Court
                         Investments;   Nicole  Miller;  Kim
                         Taipale; and Gregory A. Beard.

    3                    Agreement,  dated  April 13,  1998,         (10)
                         for  Reimbursement by Company to R.
                         Scott Asen and J.  Francis  Lavelle
                         of  Expenses  of   Investments   in
                         Company

8. The following exhibit was filed with the Form 8 Current Report dated December 17, 1998 and is incorporated herein by reference:

                                                              Item 601, Reg. S-B
     Exhibit No.           Description                          Cross-Reference
     ----------            -----------                        ------------------

     98.10               Assets  Purchase  Agreement  by and         (10)
                         among      Shasta      Geochemistry
                         Laboratory,    Inc.,   Charles   R.
                         Whipple,  Russell  G.  Whipple  and
                         Chipps S. Whipple and the Company.

9. The following exhibits were filed with the Form 8-K Current Report dated July 23, 1999 and are incorporated herein by reference:

     Exhibit No.           Description
     ----------            -----------

     10.1 General Credit and Security Agreement this Agreement, dated as of May 25, 1999, between SPECTRUM Commercial Services and the Company.

     10.2 Revolving Note, $750,000 principal amount, made May 25, 1999 by the Company payable to SPECTRUM COMMERCIAL SERVICES.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

                                    PART III

10. The following exhibits were filed with the Form 8-K Current Report dated March 3, 2000 (regarding a financing by the Company involving the issuance of convertible notes and stock) and are incorporated herein by reference:

     Exhibit No.           Description
     ----------            -----------

     10.4 Form of Convertible Note of the Compan issued to Investors

     10.5                Form of  Security  Agreement  between  the  Company and
                         Investors.

     10.6 Form Registration Rights Agreement between the Company and Investors.

11. The following exhibit was filed with the Form 8-K Current Report dated March 3, 2000 (regarding the transfer of the Company's contracts and customers relating to the minerals and metallurgical analytical services performed by the Company) and is incorporated herein by reference:

     Exhibit No.           Description
     ----------            -----------

     10.3 Agency Agreement between Inspectorate Griffith USA, Inc. and the Company.

12.  The following exhibits are filed herewith:

     Exhibit No.           Description
     ----------            -----------

     21                  Subsidiaries of the Registrant.

     27                  Financial Data Schedule

(b)  Reports on Form 8-K Filed During the Fourth Fiscal Quarter:

     No reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BARRINGER LABORATORIES, INC.

Date:  May 12, 2000

                                    By: /s/ J. Graham Russell
                                        ---------------------
                                        J. Graham Russell, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Titles or Capacities      Date
---------                --------------------      ----


/s/ J. Graham Russell    Director, President and   May 12, 2000
-----------------------
J. Graham Russell        Chief Executive Officer
                         (Principal Executive
                         Officer)

/s/ R. Scott Asen        Director                  May 12, 2000
-----------------------
R. Scott Asen

                                INDEX TO EXHIBITS


Exhibit 21     Subsidiaries of the Registrant

Exhibit 27     Financial Data Schedule