Form 10QSB
period 2000-03-31
BARRINGER LABORATORIES INC
filed 2000-06-13
CIK 859463

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                        Commission
March 31, 2000                                               File Number 0-8241
-------------------------                                    ------------------


                          Barringer Laboratories, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)




           Delaware                                             84-0951626
 ------------------------------                            ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)




         15000 West 6th Avenue, Suite 300, Golden, Colorado 80401-5047
         -------------------------------------------------------------
                    (Address of principal executive office)


Issuer's telephone number, including area code    (303) 277-1687
                                                 ----------------




Number of shares outstanding as of June 13, 2000 - 16,803,180 of Common Stock, $.01 par value.

                          BARRINGER LABORATORIES, INC.


                                      INDEX


Part I    -    Financial Information

Item 1    Financial Statements

          - Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999

          - Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2000 and 1999;

          - Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2000 and 1999;

          -    Notes to Consolidated Financial Statements;

Item 2    -    Management's  Discussion and Analysis of Financial  Condition and
               Results of Operations


Part II   -    Other Information

Signatures



                          BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                 March 31,                   December 31,
                                                                   2000                          1999
                                                                 ---------                   -----------

                                                                (Unaudited)

Assets

Current Assets:
  Cash and cash equivalents .................................    $   13,000                   $   92,000
  Trade receivables, less
    allowance of $118,000 and
    $116,000 for doubtful accounts ..........................       451,000                      705,000
  Prepaid expenses and other ................................        79,000                       92,000
                                                                 ----------                   ----------
      Total Current Assets ..................................       543,000                      889,000
                                                                 ----------                   ----------

Property and Equipment:
  Machinery and equipment ...................................     1,376,000                    1,375,000
  Machinery and equipment under
    capital lease obligations ...............................       234,000                      234,000
  Leasehold improvements ....................................       519,000                      519,000
  Office furniture and equipment ............................        60,000                       59,000
                                                                 ----------                   ----------
                                                                  2,189,000                    2,187,000

  Less accumulated depreciation
    and amortization ........................................     2,091,000                    2,054,000
                                                                 ----------                   ----------

      Net Property and Equipment ............................        98,000                      133,000
                                                                 ----------                   ----------

Other Assets ................................................        34,000                       34,000
                                                                 ----------                   ----------

Total Assets ................................................    $  675,000                   $1,056,000
                                                                 ==========                   ==========
















See accompanying notes to consolidated financial statements.






                          BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                 March 31,          December 31,
                                                                   2000                 1999
                                                                 --------           ------------

                                                               (Unaudited)

Liabilities and Shareholders' Deficit

Current Liabilities:
  Line of Credit .....................................        $   285,000         $   267,000
  Subordinated convertible notes
    payable ..........................................            589,000             373,000
  Trade accounts payable .............................            433,000             562,000
  Accrued liabilities:
    Payroll, compensation and
      related expenses ...............................            135,000             178,000
    Accrued property tax .............................             37,000              38,000
    Other ............................................            250,000             342,000
  Current maturities of obligations
    under capital leases .............................             41,000              41,000
  Net liabilities of discontinued
    operations .......................................            502,000             627,000
                                                              -----------         -----------

    Total Current Liabilities ........................          2,272,000           2,428,000

Obligations under capital leases,
  less current maturities ............................             18,000              31,000
                                                              -----------         -----------

    Total Liabilities ................................          2,290,000           2,459,000
                                                              -----------         -----------

Shareholders' Deficit:
  Preferred stock, $2.00 par value,
    1,000,000 shares authorized;
    none issued ......................................               --                  --
  Common stock, $0.01 par value,
    shares authorized, 50,000,000;
    issued and outstanding 6,803,180
    and 6,708,982 ....................................             68,000              68,000
  Treasury stock, at cost ............................             (5,000)             (5,000)
  Additional paid-in capital .........................          4,007,000           3,752,000
  Accumulated deficit ................................         (5,685,000)         (5,218,000)
                                                              -----------         -----------

    Total Shareholders' Deficit ......................         (1,615,000)         (1,403,000)
                                                              -----------         -----------

Total Liabilities and
  Shareholders' Deficit ..............................        $   675,000         $ 1,056,000
                                                              ===========         ===========


See accompanying notes to consolidated financial statements.


                          BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                                 Three Months Ended March 31
                                                                 ---------------------------
                                                                   2000               1999
                                                                   ----               ----

Sales of Services ........................................     $   793,000       $   930,000

Cost of Services Sold ....................................         751,000           642,000
                                                               -----------       -----------

Gross Profit .............................................          42,000           288,000

Selling, General and
 Administrative Expenses, (Including
 non-cash compensation of $25,000
 and $0, respectively) ...................................         273,000           335,000
                                                               -----------       -----------

Operating Loss ...........................................        (231,000)          (47,000)

Other Income (Expense):
   Interest income .......................................          --                 1,000
   Interest expense ......................................         (21,000)           (8,000)
   Non-cash interest expense .............................        (215,000)            --
                                                               -----------       -----------

Total Other Income (Expense) .............................        (236,000)           (7,000)
                                                               -----------       -----------

Loss from Continuing Operations ..........................        (467,000)          (54,000)

Loss from discontinued operations
 of mineralogical and geochemical
 testing business segment ................................          --              (392,000)
                                                               -----------       -----------

Net Loss .................................................     $  (467,000)      $  (446,000)
                                                               ===========       ===========









See accompanying notes to consolidated financial statements.








                          BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                                 Three Months Ended March 31
                                                                 ---------------------------
                                                                   2000               1999
                                                                   ----               ----


Per Share Data:

  Net Loss per share
    Basic and Diluted:
         Loss from Continuing
        Operations .......................................     $      (.07)      $      (.01)

     Loss from Discontinued
        Operations .......................................           --                 (.06)
                                                               -----------       -----------

     Net Loss ............................................     $      (.07)      $      (.07)
                                                               ===========       ===========

Weighted average common shares Outstanding:

    Basic and Diluted ....................................       6,764,310         6,562,871
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


                                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                   (UNAUDITED)

                                                                              Three Months Ended March 31
                                                                             ------------------------------
                                                                             2000                      1999
                                                                             ----                      ----
Cash Flows From Operating Activities

Net loss ...........................................................      $(467,000)                 $(446,000)
Items not affecting cash
  Non-cash compensation and interest
    expense ........................................................        240,000                       --
  Depreciation and amortization
    expense ........................................................         37,000                     33,000
  Bad debt expense .................................................          3,000                      7,000
  Other ............................................................          8,000                    (19,000)
  Increase (decrease) in operating
    Assets net of operating liabilities ............................       (119,000)                    58,000
                                                                          ---------                  ---------

  Cash Used In Operating Activities ................................       (298,000)                  (367,000)
                                                                          ---------                  ---------

Cash Flows Used In Investing Activities

Purchase of property and
  equipment ........................................................         (2,000)                    (1,000)
                                                                          ---------                  ---------


Cash Flows From Financing Activities

Borrowing under line of credit .....................................         18,000                       --
Proceeds from issuing convertible
  Notes payable ....................................................        216,000                       --
Proceeds from sale of common stock .................................           --                      255,000
Payments of capital lease obligations ..............................        (13,000)                   (24,000)
                                                                          ---------                  ---------

Cash Provided by Financing Activities ..............................        221,000                    231,000
                                                                          ---------                  ---------

Decrease in cash ...................................................        (79,000)                  (137,000)

Cash and cash equivalents
  - beginning of period ............................................         92,000                    173,000
                                                                          ---------                  ---------

Cash and cash equivalents
  - end of period ..................................................      $  13,000                  $  36,000
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





                                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                   (UNAUDITED)
                                                   (Continued)

                                                                              Three Months Ended March 31
                                                                             ------------------------------
                                                                             2000                      1999
                                                                             ----                      ----
Decrease (increase) in
  operating assets net of
  operating liabilities

  Trade receivables ................................................      $ 253,000                  $ (87,000)
  Other current assets .............................................         13,000                   (138,000)
  Accounts payable and
    accrued liabilities ............................................       (260,000)                   (13,000)
  Net liabilities of discontinued
    operations .....................................................       (125,000)                   296,000
                                                                          ---------                  ---------

Total, net .........................................................      $(119,000)                 $  58,000
                                                                          =========                  =========


Cash paid during the
  period for interest ..............................................      $  21,000                  $   8,000
                                                                          =========                  =========


Cash paid during the
  period for income taxes ..........................................      $    --                    $    --
                                                                          =========                  =========





















See accompanying notes to consolidated financial statements.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Basis of Presentation

     The consolidated interim financial statements include the accounts of Barringer Laboratories, Inc. and its subsidiaries, and have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     These statements reflect all adjustments consisting of normal recurring adjustments, which in the opinion of management, are necessary for their presentation of the information contained herein.

     The accounting policies followed by the Company are set forth in the Notes to Consolidated Financial Statements in the 1999 audited financial statements of Barringer Laboratories, Inc. and subsidiaries included in its Annual Report on Form 10-KSB for the year ended December 31, 1999.

     The Form 10-KSB should be read in conjunction herewith. The consolidated financial statements of the Company for the three months ended March 31, 1999 have been restated to give retroactive affect to the Company's discontinued operations (see Note 8).

2.   Management's Plan

     The Company's operating plan for 1999 focused on revitalizing its Mineral Division, which had suffered a steep decline in revenue during 1998, due to the depressed level of worldwide mineral exploration activity. Conditions in this market continued to deteriorate during 1999 and the Company determined to exit this business (see Note 8).

     The Company entered into an agency agreement with Inspectorate Griffith USA, Inc. (Inspectorate) effective October 15, 1999. Under the terms of the agreement, the Company transferred all of its domestic and international mineral testing customer contracts, while retaining existing trade accounts receivable, to Inspectorate along with the right to use the Licensed Mark for promotional marketing and sales activity. In consideration, the Company is entitled to a commission of 2 1/2% of payments received by Inspectorate

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     pursuant to the contracts for a period of three years. No commission has been recorded or received from Inspectorate as of December 31, 1999 or March 31, 2000. In addition, Inspectorate has hired certain of the Company's employees and acquired certain fixed assets at fair market value. The Company has recorded a loss as of December 31, 1999 on disposal of this segment of $1,086,000, which includes all foreign investments and an immaterial minority interest.

     The Company's intent is to focus on the environmental testing services business.

     As of March 31, 2000, the Company had a net working capital deficiency of $1,729,000. This net working capital deficiency resulted principally from a net loss of $2,795,000 and $467,000 (including depreciation and other non-cash charges) for the year ended December 31, 1999 and the quarter ended March 31, 2000, respectively. Also contributing to the working capital deficiency was the line of credit of $285,000, subordinated convertible notes payable of $589,000, net liabilities of discontinued operations of $502,000 and trade accounts payable and accrued expenses of $850,000.

     The Company's current cash requirements to sustain its operations for the year 2000 are estimated to be approximately $600,000. The Company expects that these requirements will be provided by a combination of cash generated from operations, cash provided by the Company's line of credit based upon eligible domestic accounts receivable, and cash from short-term debt and/or equity financings with existing shareholders.

     To address its funding requirements, the Company has sold shares of its common stock and has issued convertible notes. From January through March 31, 2000 the Company issued $216,000 of subordinated convertible notes. All convertible subordinated notes outstanding totaling $600,000 were converted into 10,000,000 shares of common stock in April 2000. The Company recognized $215,000 of compensatory non-cash interest expense in connection with the sale of the notes, as the notes were convertible at a discount to market into common stock. During April 2000, an additional $100,000 of subordinated convertible notes were sold to certain existing stockholders and management under on the same terms and conditions.

     There can be no assurance that any funds required during the next twelve months or thereafter can be generated from operations or, if such required funds are not internally generated, that funds will be available from

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.   Accounting Policies

     Principles of Consolidation

     The accompanying consolidated financial statements comprise the accounts of the Company, its wholly-owned Mexican subsidiary, its wholly-owned Nicaraguan subsidiary, and its 67% owned Peruvian subsidiary. All accounts of the subsidiaries are a part of the discontinued operations and intercompany balances and transactions have been eliminated in consolidation. In connection with its discontinued operations, in 1999 the Company wrote off the immaterial minority interest in its Peruvian operations.

     Loss Per Share

     The Company follows the provision of SFAS 128, "Earnings Per Share" SFAS 128 provides for the calculation of "Basic" and "Diluted" loss per share. Basic loss per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

     For the three months ended March 31, 2000 and 1999, dilutive common share equivalents of 212,000 and 191,600 were not included in the computation of diluted per share data because their effect was antidilutive. For the three months ended March 31, 2000, debt convertible into 10,000,000 common shares was not included in the computation of diluted loss per share because its effect was anti-dilutive.

4.   Income Taxes and Net Operating Loss Carryforwards

     At March 31, 2000, the Company has alternative minimum tax credits of approximately $15,000 available to offset future federal income taxes on an indefinite carryforward basis and unused net operating loss carryforwards

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     of approximately $6,300,000. Such net operating loss carryforwards expire in varying amounts from 2000 to 2020 and are subject to certain limitations under Section 382 of the Internal Revenue Code ("IRC") of 1986 as amended.

     As of March 31, 2000 a valuation allowance has been recorded, as management of the Company is not able to determine that it is more likely than not that the deferred tax asset will be realized.

5.   Purchase of Treasury Stock

     During November 1999, the Company purchased 27,777 shares of its common stock from a former employee for $5,000. The shares of stock were cancelled in April 2000.

6.   Subordinated Convertible Notes Payable

     During January through March 2000, the Company issued $216,000 of subordinated, convertible notes pursuant to subscription agreements to certain existing stockholders. Such notes are convertible into shares of the Company's common stock at $.06 per share. Such stockholders include a major stockholder who purchased notes of $86,000 and the Company's
     President who purchased notes of $8,000. The notes, which are secured by substantially all of the Company's assets, are subordinated to the line of credit and are due two years from the date of issuance. The notes are non-interest bearing. The Company recorded $215,000 in non-cash interest expense in connection with the beneficial conversion feature of the notes. Additional subordinated convertible notes totaling $11,000 were issued in April 2000, convertible into common stock under the same terms and conditions. In April 2000, the $600,000 in notes were converted into 10,000,000 shares of common stock.

     During April and May 2000, $100,000 of additional subordinated convertible notes were issued, which are convertible into 1,666,666 shares of common stock at $.06 per share. The Company will recognize $100,000 of non-cash interest expense in connection with the sale of the notes, as the conversion of the notes to common stock was at a price below market value at the date of issuance.

7.   Line of Credit

     On May 25, 1999, the Company entered into a General Credit and Security Agreement with Spectrum Commercial Services, a division of Lyon Financial Services, Inc. ("Spectrum").

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The maximum amount which Spectrum will advance at any given time is jequal to the lesser of:

          - a borrowing base equal to 80% of the Company's eligible accounts receivable, as defined in the agreement, or
          -    a maximum principal amount of $750,000.

     In addition, Spectrum, in its sole discretion, may decrease or increase the borrowing base percentage below or above the 80% described above.

     Advances under the line of credit bear interest at the prime lending rate (8.5% as of March 31, 2000) as defined in the agreement, plus 5.35%.

     Provisions of the credit agreement indicate that, if the Company meets required profit levels, as defined in the agreement, the interest rate will be reduced to prime plus 4.35%. However, in no event will the interest rate be less than 10% per year, and the interest payable for each calendar month will be a minimum of $3,800, regardless of the amounts which have been advanced. The profit levels were not met in 1999 or 2000.

     The Company is obligated under the Credit Agreement for an administration fee of $2,000 per calendar quarter and annual life maintenance fee of $15,000.

     The Credit Agreement also includes various affirmative and negative covenants, which the Company must meet. The affirmative covenants include the requirement that the Company maintain nominal profit levels before income taxes or that restrict the net losses that the Company may incur. The negative covenants prohibit or restrict, without Spectrum's consent, such items as expenditures for fixed assets, indebtedness,

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     recapitalizations, mergers, entry into new lines of business, employee compensation and substantial changes in the present ownership, management or business of the Company and require submission of Form 10-KSB within 90 days of year-end. At December 31, 1999, the Company did not comply with the nominal profit and financial statement covenants and received waivers of the defaults. Additionally, Spectrum consented to certain transactions prohibited by the agreement, including the issuance of the subordinated, convertible notes payable and the repurchase of a stockholders shares. The Company is in compliance will all covenants as of March 31, 2000. As of March 31, 2000, $285,715 is outstanding under this agreement.

8.   Discontinued Operations

     Effective September 30, 1999, the Company disposed of its mineralogical and geochemical testing business segment. Accordingly, this segment has been presented as a discontinued operation as of the year ended December 31, 1999 and for the three months ended March 31, 2000 and March 31, 1999.

     Revenues from the mineralogical and geochemical testing business segment for the three months ended March 31, 1999 were $275,000. No revenues were earned for the three months ended March 31, 2000.

     For the three months ended March 31, 1999, the Company recognized a loss from the discontinued operation of approximately $392,000.

     In connection with the discontinued business segment, effective October 15, 1999, the Company entered into an agency agreement with Inspectorate Griffith USA, Inc. ("Inspectorate"). Under the terms of the agreement, the Company transferred all of its mineral testing domestic and international customer contracts, while retaining existing trade accounts receivable, to Inspectorate along with the right to use the Licensed Mark for promotional marketing and sales activity. In consideration, the Company is entitled to a commission of 2 1/2% of the payments received by Inspectorate pursuant to the contracts for a period of three years. No commission has been recorded or received from Inspectorate as of March 31, 2000. In addition, Inspectorate has hired certain of the Company's employees and has acquired certain fixed assets at fair market value.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At  March  31,  2000  and  December  31,  1999,  net   liabilities  of  the
     discontinued business segment, retained by the Company following the transfer to Inspectorate, consisted of the following:

                                              March 31    December 31
                                                2000         1999
                                             ---------    -----------
                                            (Unaudited)
         Assets:
              Trade receivables, net        $  25,000    $  69,000
              Prepaid expenses and other       22,000       29,000
              Property and equipment, net        --         21,000
              Other assets                      7,000       26,000
                                            ---------    ---------

            Total Assets                       54,000      145,000
                                            ---------    ---------

            Liabilities:
              Trade accounts payable           89,000      186,000
              Accrued liabilities             467,000      586,000
                                            ---------    ---------

            Total Liabilities                 556,000      772,000
                                            ---------    ---------

            Net Liabilities of
              Discontinued Operations       $(502,000)   $(627,000)
                                            =========    =========

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

With the exception of historical information, the matters discussed below under the headings "Results of Operations" and "Capital Resources and Liquidity" may include forward-looking statements that involve risks and uncertainties. The Company cautions readers that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, particularly the Company's Form 10-KSB for the year ended December 31, 1999, could affect the Company's actual results and cause actual results to differ materially from those in the forward looking statements.

Results of Operations

Three Months Ended March 31, 2000

Sales of services of the environmental business, for the three months ended March 31, 2000 of $793,000 were 85% of prior year first quarter sales of $930,000.

The following table shows the breakdown of business by type of analytical work for the first quarter of 2000 as compared to the first quarter of 1999 ($000).

Type of Work                         2000        1999      Increase / (Decrease)
------------                         ----        ----      --------------------

Radiochemistry                      $ 495       $ 535       ($ 40)       (7)%
Inorganics                          $ 115       $ 233       ($118)      (51)%
Organics                            $ 183       $ 162       $  21        13 %

Total                               $ 793       $ 930       ($137)      (15)%

Radiochemistry laboratory sales of $495,000 for the first quarter of 2000 were down 7% or $40,000 from the first quarter of 1999. The decrease was due to weak January business in 2000. New business picked up substantially in February and March as compared to 1999. The decline in inorganics work continues to be largely attributable to the ongoing decline in the work volume from the Company's second largest customer, a former uranium mining company whose site clean-up work has been declining gradually for several years and will do so in the future. Organics work volume is up over 1999 as a result of a marketing

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


program designed to take advantage of the surplus instrument capacity in that laboratory. The Company continues to focus its attention on the low level radiation testing market.

New business for the first quarter of 2000 of $748,000 was $151,000 and 20% higher as compared to the first quarter of 1999.

Gross profit of $42,000 for the three months ended March 31, 2000 is $246,000 and 85% (points) lower than the first quarter of 1999. The gross profit deterioration was caused by the lower sales volume and by higher costs of services sold. The higher costs were due to higher labor and personnel related costs plus higher supply costs.

Selling, general and administrative expenses in the first quarter of 2000 were $62,000 lower than the first quarter of 1999 principally due to salaries and personnel related costs.

Other income and expense for the first quarter of 2000 is $229,000 higher than the first quarter of 1999. The increase was primarily due to the non-cash interest charge of $215,000 related to the sale of the subordinated convertible notes payable plus higher interest related to the line of credit.

Loss from continuing operations of $ 467,000 for the first quarter of 2000 was $413,000 higher than the first quarter of 1999. The increased loss was due to lower sales volume while costs of sales increased and the non-cash interest charge related to the subordinated convertible notes in 2000.

Discontinued operations represent the mineralogical and geochemical testing business segment that was disposed of as of September 30, 1999. Operating losses in this segment were caused by the lower sales of services in the quarter.

Capital Resources and Liquidity

The following is presented on a consolidated basis including both continuing and discontinued operations.

The Company is faced with a significant working capital shortage. At March 31, 2000, negative working capital was $1,729,000. Management is attempting to minimize the negative impact of the working capital shortage through close supervision of general and administrative expenses. In addition, the Company is seeking additional equity and/or debt financing. The Company has raised equity capital from certain of its existing stockholders and may continue to raise additional equity capital from them. No assurance can be made that additional capital will be raised, or if raised, that it will be on terms beneficial to the Company.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Cash and cash equivalents totaled $13,000 at March 31, 2000 compared with $92,000 at December 31, 1999. The $79,000 reduction resulted from cash used in operating activities of $298,000 and cash used in investing activities of $2,000, offset by cash flows from financing activities of $221,000.

Cash used in operations of $298,000 resulted from operating losses of $467,000 plus an increase in operating assets (net of operating liabilities) of $119,000, offset by various non-cash items including depreciation and amortization
($37,000), non-cash charges related to subordinated convertible notes and non-cash compensation ($240,000) and bad debt provisions ($3,000).

Cash used in investing activities of $2,000 was primarily related to cash paid in connection with the purchase of laboratory equipment.

Cash from financing activities provided cash of $221,000. Financing activities were primarily related to cash collected of $216,000 under subscription agreements with existing shareholders to issue subordinated convertible notes. The notes are convertible into shares of restricted common stock at $.06 per share. Borrowing under the line of credit provided $18,000 of cash in the first quarter.

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

At March 31, 2000, the Company had a net working capital deficiency of $1,729,000. The increase in the deficit is primarily due to the loss in the first quarter which was financed through the line of credit and issuance of subordinated convertible notes payable.

The Company's current cash requirements to sustain its operations for the next year are estimated to be approximately $600,000. The Company expects that these requirements will be provided by a combination of cash generated from operations, cash provided by the Company's line of credit based upon eligible domestic accounts receivable, and cash from short-term debt and/or equity financings with existing shareholders.

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

Income Taxes and Net Operating Loss Carryforwards

At March 31, 2000, the Company has approximately $15,000 of alternative minimum tax credits and unused net operating loss carryforwards of approximately $6,300,000. The alternative minimum tax credits have no expiration date and the loss carryforwards expire in varying amounts from 2000 to 2020 and are subject to certain limitations under Section 382 of the Internal Revenue Code ("IRC") of 1986 as amended.

Inflation

Inflation was not a material factor in either the sales or the operating expenses of the Company.

Year 2000

During 1999, the Company initiated its Year 2000 compliance project. The evaluation addressed internal hardware and software, production instruments, key vendors, customers, and other significant third parties. The Company did not experience any Y2K disruptions, not did any entity expend any significant amounts during 1999 or in 2000 to ensure Y2K compliance.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES

PART II

Other Information

Item 1.   Legal Proceedings.
          None.

Item 2.   Changes in Securities and Use of Proceeds.

          During January through March 2000, the Company issued subordinated, convertible notes pursuant to subscription agreements to certain existing stockholders. Such notes are convertible into shares of the Company's common stock at $.06 per share, at the option of the Company. Such stockholders include a major stockholder who purchased notes of $184,000 and the Company's President who purchased notes of $8,000. The notes, which are secured by substantially all of the Company's assets are subordinated to the line of credit and are due two years from the date of issuance. The notes are non-interest bearing. There was no underwriter, placement agent or broker dealer involved in the sale of the notes. The Company claimed exemption from registration under the Securities Act of 1933 pursuant to the private offering exemption set forth in Section 4 (2) thereof. The Company claimed this exemption by virtue of offering the securities privately to only a small number of stockholders who already had a substantial familiarity with the Company and to whom the appropriate disclosures were made.

Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Schedule 14A, Proxy Statement, to amend the Company's Certificate of Incorporation, as amended, to increase the authorized number of shares of Common Stock from 10 million to 50 million. At a special stockholders meeting held on March 29, 2000, the shareholders voted in favor of increasing the number of authorized shares of common stock from 10 million to 50 million. All votes cast voted in favor of the increase in authorized shares.

Item 5.   Other Information.
          None

Item 6.   Exhibits and Reports on Form 8-K.

          Form 8-K, Current Report, dated March 3, 2000 regarding financing by the Company involving the issuance of convertible notes and common stock.

                  BARRINGER LABORATORIES, INC. AND SUBSIDIARIES


          Exhibit No.               Description
          ----------                -----------

             10.4                   Form of Convertible Note of the Company
                                    Issued to investors

             10.5                   Form of Security Agreement between the
                                    Company and Investors

             10.6 Form of Registration Rights Agreement Between the Company and Investors

          Form 8-K, Current Report, dated March 3, 2000 regarding the transfer of the Company's contracts and customers relating to the mineral and metallurgical analytical services performed by the Company.

          Exhibit No.               Description
          ----------                -----------

             10.3 Agency Agreement between Inspectorate Griffith USA, Inc. and the Company


             27                     Financial Data Schedule.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       BARRINGER LABORATORIES, INC.
                                            (REGISTRANT)





Date:  June 13, 2000                   By: /s/J. Graham Russell
       -------------                       -------------------------------------
                                           J. Graham Russell
                                           President and C.E.O.